Form 10QSB
period 1996-03-31
ELECTRONICS COMMUNICATIONS CORP
filed 1996-05-15
CIK 926366

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ------------------------


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended

  March 31, 1996                                Commission File No. 0-24486



                        ELECTRONICS COMMUNICATIONS CORP.
             (Exact name of Registrant as specified in its Charter)

          Delaware                                        11-2649088
(State of Incorporation)                      (IRS Employer Identification No.)

4 Madison Road, Fairfield, New Jersey                             07004
(Address of Principal Executive Office)                         (Zip Code)

Registrant's telephone number, including area code:   (201) 808-8862

Former name, former address and former fiscal year, if changed since last report: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   [  X  ]         No  [    ]


As of May 13, 1996, there were 3,173,127 shares of Common Stock, $.05 par value outstanding.


==============================================================================

              ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                   MARCH 31       DECEMBER 31,
                                                 ------------   --------------
                                                     1996            1995
                                                     ----            ----
                                                  (UNAUDITED)
CURRENT ASSETS
  Cash                                               $54,329         $18,000
  Restricted Cash                                  1,100,000       1,100,000
  Accounts Receivable
    (Net of $35,634 Allowance for Doubtful
     Accounts at March 31, 1996 and
     $80,987 at December 31, 1995.)                1,276,394       2,204,789
  Inventories                                        550,099         476,796
  Bid Deposit                                      1,000,000       1,000,000
  Loan Receivable                                  1,114,000         550,000
  Prepaid Expenses                                    82,588          78,849
                                                 -----------     -----------

              TOTAL CURRENT ASSETS                 5,177,410       5,428,434
                                                 -----------     -----------


PROPERTY AND EQUIPMENT
  Property and Equipment                             454,755         335,858
  Accumulated Depreciation                           (86,483)        (75,544)
                                                 -----------     -----------

              NET PROPERTY AND EQUIPMENT             368,272         260,314
                                                 -----------     -----------

OTHER ASSETS
  Deferred Private Placements Parts                  364,144         225,787
  Deferred License Costs                             306,410         293,810
  Security Deposits and Other Assets                  99,195          38,313
                                                 -----------     -----------

                      TOTAL OTHER ASSETS             769,749         557,910
                                                 -----------     -----------

                            TOTAL ASSETS          $6,315,431      $6,246,658
                                                 ===========     ===========












                 See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      MARCH 31,     DECEMBER 31,
                                                   --------------  -------------
                                                         1996           1995
                                                         ----           ----
                                                     (UNAUDITED)
CURRENT LIABILITIES
  Accounts Payable                                   $ 1,274,178    $ 1,783,344
  Notes Payable - Other                                  139,000         28,000
  Notes Payable - Bank                                 1,160,000      1,225,000
  Notes Payable - Stockholders                           193,948        252,007
  Current Portion of Obligations
     Under Capital Leases                                 69,180         50,244
  Private Placement Advance                                 --          116,223
  Accrued Expenses and Taxes Payable                     387,279        248,764
                                                     -----------    -----------

                TOTAL CURRENT LIABILITIES              3,223,585      3,703,582
                                                     -----------    -----------

LONG TERM LIABILITIES
  Obligations under Capital Leases                        87,794         78,801
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
  Common Stock, par value $.05 per share,
    8,400,000 authorized, issued and
    outstanding 3,267,657 at March 31, 1995
    and 3,006,697 at December 31, 1995                   163,383        150,186
  Additional Paid-In Capital                           5,812,654      5,320,629
  Retained (Deficit)                                  (2,946,284)    (2,947,539)
  Notes Receivable arising from Common Stock
     Purchase Warrants Sold                              (25,701)       (59,001)
                                                     -----------    -----------
               TOTAL STOCKHOLDERS' EQUITY              3,004,052      2,464,275
                                                     -----------    -----------

      LIABILITIES AND STOCKHOLDERS EQUITY             $6,315,431     $6,246,658
                                                     ===========    ===========











                 See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ---------------------------
                                                        1996             1995
                                                        ----             ----
SALES
  Electronics                                          $983,728        $906,826
  Commissions                                         1,279,798         695,938
                                                    -----------     -----------

                         TOTAL SALES                  2,263,526       1,602,764
                                                    -----------     -----------

COST OF SALES
  Electronics                                           827,816         742,665
  Commissions                                           889,435         566,931
                                                    -----------     -----------

                 TOTAL COST OF SALES                  1,717,251       1,309,596
                                                    -----------     -----------

                        GROSS PROFIT                    546,275         293,168
                                                    -----------     -----------

EXPENSES
  Selling                                               134,128         106,069
  General and Administrative                            387,128         176,785
                                                    -----------     -----------

                      TOTAL EXPENSES                    521,256         282,854
                                                    -----------     -----------

OPERATING INCOME BEFORE OTHER EXPENSES
 AND INCOME TAXES                                        25,019          10,314
                                                    -----------     -----------

OTHER EXPENSES
  Interest Expense - Net                                 23,762          24,306
  Amortization of Bridge Financing Costs               -                163,750
  Accelerated Amortization of Bridge
    Financing Costs                                    -                229,235

                 TOTAL OTHER EXPENSES                    23,762         417,291
                                                    -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                         1,257        (406,977)
  Income Taxes                                         -                -
                                                    -----------     -----------

NET INCOME (LOSS)                                        $1,257       ($406,977)
RETAINED (DEFICIT), BEGINNING OF PERIOD             ($2,947,539)      ($318,580)
                                                    -----------     -----------

RETAINED (DEFICIT), END OF PERIOD                   ($2,946,282)      ($725,557)
                                                    ===========     ===========

LOSS PER COMMON SHARE                                     $0.00          ($0.27)
                                                    ===========     ===========

AVERAGE COMMON SHARES OUTSTANDING (NOTE 11)           3,082,318       1,516,086
                                                    ===========     ===========


                  See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ---------------------
                                                           1996        1995
                                                           ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                         $1,257    ($406,977)
  Adjustments to Reconcile Net Income (Loss)
  to Net Cash Used By Operations:
  Depreciation and Amortization                             10,939      401,120
  Changes in:
  Accounts Receivable                                      928,392      255,238
  Inventories                                              (73,303)     219,100
  Prepayments                                               (3,739)     (45,235)
  Accounts Payable                                        (509,166)    (511,137)
  Accrued Expenses and Taxes Payable                       138,515       87,117
                                                         ---------    ---------
    TOTAL ADJUSTMENTS                                      491,638      406,203
                                                         ---------    ---------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                                       492,895         (774)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Receivable                                         (564,000)        -
  Other Assets                                             (60,882)        -
  Deferred License Costs                                   (12,600)        -
  Additions to Property and Equipment                      (86,639)      (4,506)
                                                         ---------    ---------
NET CASH(USED) BY INVESTING ACTIVITIES                    (724,121)      (4,506)

CASH FLOWS FROM FINANCING
ACTIVITIES
  Net Proceeds (Payments) of Shareholder Loans             (24,759)      63,823
  Deferred Costs in Connection with Public Offering       -            (145,339)
  Deferred Private Placement Costs                        (138,357)     -
  Payments of Bank Loans                                   (65,000)     -
  Proceeds of Other Loans                                  134,000       (5,000)
  Payments of Other Loans                                  (23,000)     -
  Principal Payments of Capital Lease Obligations           (4,329)     -
  Sale of Common Stock                                     389,000      -
                                                         ---------    ---------
NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                                       267,555      (86,516)
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                             36,329      (91,796)
CASH, BEGINNING OF PERIODS                                  18,000      136,203
                                                         ---------    ---------

CASH, END OF PERIODS                                     $  54,329    $  44,407
                                                         =========    =========


                  See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ---------------------------
                                                        1996            1995
                                                        ----            ----
SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
 CASH PAID DURING THE YEAR FOR :
  Interest                                                                $3,184
  Taxes                                                  -               -
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Property Acquired Under Capital Lease                ($32,258)         -



















                  See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Business Activity and Basis of Presentation

     On February 1, 1994, Electronics Communications Corp. (the "Company") changed its name from Genetic Breeding, Inc. to Internow Affiliates, Inc. and then to Electronics Communications Corp. Effective on January 1, 1994, the Company acquired Free Trade Distributors, Inc. (which engages in the wholesale distribution of cellular telephones and related accessories and electronic automobile and office products) and Trade Zone Distributors, Inc. (which engages in the activation of cellular radio subscribers for commissions, both serving the New York metropolitan area) in a business combination accounted for as a reverse acquisition (the "Acquisition"). Accordingly, the historical financial statements of Free Trade Distributors, Inc. and Trade Zone Distributors, Inc. (the "Operating Entities" or "Acquirers") are included in the consolidated statements of operations for the periods prior to the Acquisition. The assets acquired and the liabilities assumed were recorded at cost. Historical Stockholders' Equity of the Operating Entities has been retroactively restated, as set forth in
     Note 2, in that the number of shares of common stock received in the Acquisition, after adjustment of the par value of the Company's and the Acquirers' common stock with an offset to additional paid-in capital. Retained earnings (deficiency) of the Acquirers were carried forward.


     In February 1995, the Company formed Electrocomm Wireless, Inc., a Delaware corporation as a subsidiary, to become a radio paging and two-way radio carrier in the New York City metropolitan area and the State of New Jersey. On January 6, 1995, Electrocomm Wireless, Inc. entered into a one year contract to utilize the transmission facilities of an unaffiliated paging carrier to commence paging operations. The agreement required a non-refundable one-time connection fee of $20,000, a monthly per diem charge per radio paging customer and the Company's pro rata share of monthly access charges. The Company is in the process of securing FCC licensing for paging, two-way radio transmission and personal communication services.


     In July 1995 the Company formed Personal Communications Network, Inc. a Delaware corporation, as a wholly owned subsidiary to participate in the Federal Communications Commission auction for licenses to engage in personal communications services. The Company has posted a bid deposit of $1,000,000. On May 8, 1996 the Company obtained six PCS licenses entitling it to operate wireless PCS telephone systems covering nearly 1.5 million people in three states.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-SB for the year ended December 31, 1995.

                                                                          PAGE 7
                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     (B) Principles of Consolidation


     The consolidated financial statements include the accounts of Electronics Communications Corp., subsequent to the Acquisition, and its wholly-owned subsidiaries, Free Trade Distributors, Inc., Trade Zone Distributors, Inc. (Trade Zone Distributors , Inc. has a wholly owned subsidiary, Trade Zone Distributors, II, Inc. which is an inactive, non-operating entity), Electrocomm Wireless, Inc. and Personal Communications Network, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.


     (C) Property and Equipment


     Property and equipment are recorded at cost. Depreciation is provided using accelerated methods over the estimated useful lives of the respective assets (5 to 7 years). Depreciation expense charged to operations for the three months ended March 31, 1996 and 1995 was $10,939 and $8,008, respectively.


     (D) Inventories

     Inventories are valued at the lower of cost or market, cost is determined using the first in, first out method.

     (E) Revenue Recognition


     It is the Company's policy to categorize revenue into either sales from electronic goods or commissions for fees earned on sales of cellular radio service contracts. Sales from electronic goods includes but is not limited to cellular phones and related accessories and other electronic automobile and office products. Revenue from the above mentioned products are recognized when they are shipped. Revenues from sales of electronic goods represented 57% of the Companies total revenue in 1995. Commissions are inclusive of fees earned for the sale of cellular radio service contracts and residuals received on those contracts. Revenues and related commissions from the sale of the service contracts are recognized at the point of activation. Revenues from residuals are realized when approved by the cellular radio service supplier and are paid on customer usage for a maximum of three years. Commission revenue represented 43% of the Company's total revenue in 1995. The Company establishes a reserve of 3.5% for charge-backs on customers that prematurely terminate cellular service. In addition to the commissions paid by the cellular radio supplier, the Company receives co-op fees. Co-op fees are reimbursements of expenditures that are approved by the cellular radio supplier for advertising and promotion in connection with the sale of cellular radio contracts.


     (F) Concentration of Credit Risk

     The Company maintains its major cash accounts in banks in the New York and New Jersey Area. The total cash deposits are insured by the Federal Deposit Insurance Corporation up to $100,000 per account.

     The Company currently receives all of its commission revenue from two major cellular radio carriers. Although there are a limited number of sources for this type of revenue, management believes that other sources could provide similar commissions on comparable terms. A change in carriers could cause a delay in activations and a loss of sales which would affect operating results adversely.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     (G) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NOTE 2 - ACQUISITION, RECAPITALIZATION AND PUBLIC OFFERING

    (A) As described in Note 1, the Company acquired all of the outstanding common stock of the Operating Entities. For accounting purposes the acquisition has been treated as a recapitalization of the Operating Entities with the Operating Entities as the Acquirers (reverse acquisition). The historical financial statements prior to January 1, 1994 are those of the Operating Entities. As a result of this transaction, historical additional paid-in capital of the Operating Entities was retroactively reduced and common stock increased by $58,804 for the par value of the 1,176,086 shares of common stock received in the transaction. Prior to the acquisition, Free Trade Distributors, Inc. had 200 shares outstanding at $75 par value or $15,000 in common stock and $60,000 in additional paid-in capital. The recapitalization of these shares resulted in a transfer from common stock to additional paid-in capital of $15,000. In 1993, Trade Zone Distributors, Inc. was capitalized and issued 200 shares of $5 par value or $1,000 in common stock. The recapitalization of these shares resulted in a transfer from common stock to additional paid-in capital in the amount of $1,000. As a result of the reverse acquisition, additional paid-in capital was also reduced by $13,354 on January 1, 1994 (the effective date of the acquisition). This is reflective of the excess liabilities assumed over the assets by the Operating Entities. On January 1, 1994, the Company sold 340,000 shares of its common stock for $50,000. All references in the financial statements and notes thereto to the number of shares outstanding have been restated to reflect the 1 for 5 reverse common stock split described below. Additionally, On May 25, 1995, 47,611 shares were issued to a shareholder who did not receive the proper allocation when the company had its reverse common split in Note 2B.


    (B) On May 12, 1995 the Company successfully completed a public offering (the "Offering"). The Company sold 1,000,000 shares of Common Stock and 2,000,000 Common Stock Purchase Warrants at an initial offering price of $5.00 per share and $.10 per Warrant. In order to complete this transaction the Board approved a 1 for 5 reverse common stock split, in order to reduce the authorized Common Stock from 42,000,000 shares to 8,400,000 shares and increase the par value of the shares from $.01 to $.05. The Company also registered 1,000,000 shares of common stock owned by certain officers, directors and stockholders. In addition, the Company granted the Underwriter an option to purchase up to 100,000 shares of Common Stock and 200,000 Common Stock Purchase Warrants. On September 12, 1995 the Underwriter exercised the over-allotment option to purchase an additional 300,000 warrants. All references in the financial statements to average number of shares outstanding, per share amounts and stock option plan data have been restated to reflect the reverse common stock split.


    (C) On January 16, 1996 the Company consummated a Private Placement Offering of 69,460 shares of the Company's $.05 par value common stock at a price of $2.25 per share. The total offering resulted in gross proceeds of $156,218 of which $116,223 was advanced to the Company prior to December 31, 1995. Each subscriber, in addition to the shares, received demand registration rights, which require the Company to file a Registration Statement upon request of 25% or more of the shares sold in the offering at anytime during the 18 month period commencing 30 days from the closing date.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITION, RECAPITALIZATION AND PUBLIC OFFERING - (Continued)

    (D) On March 21, 1996, the Company entered into a letter of intent with an investment banking firm (the "Placement Agent"). Pursuant to which the Company will offer $6,000,000 principal amount of the Company's Subordinated Convertible Debenture (the "Debenture"). The principle amount of the Debentures shall be convertible into shares of the Company's common stock at the option of the holder, immediately upon issuance, at a price equivalent to 25% discount from the average high closing bid price for five days prior to the conversion or $1.50, whichever is less. The Debenture bears interest at the rate of 5% per annum payable on April 1 of each year commencing April 1, 1997. The Debentures are redeemable and callable for conversion under certain circumstances. The Company has agreed to the Placement Agent a placement fee equal to 10% of the gross proceeds, a 2% non-accountable expense allowance and to issue 200,000 Warrants to purchases the Company's common stock at $2.25 per share. The Company intends to use the proceeds of this offering to increase its deposit in the PCS auction, build out its paging system and general working capital purposes.

NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts Receivable consist of amounts due for sales of electronic goods and commissions due from major cellular radio suppliers. Components of Accounts Receivable are $995,368 for the sale of electronic goods and $316,660 for commissions at March 31, 1996 and $1,503,303 and $782,473 at December 31, 1995.

NOTE 4 - OTHER ASSETS

    (A) Deferred private placement costs consist of certain legal, accounting, printing fees and other costs in connection with the private placement described in Note 2D. Those costs, together with any additional costs incurred in connection with the placement will be recorded as a reduction of the proceeds to be received from the sale of the securities offered.

    (B) Deferred License Costs consists of various legal, consulting and registration fees in connection with obtaining paging licenses, two-way radio licenses and personal communication service licensing.

NOTE 5 - LOAN RECEIVABLE

    (A) As of December 31, 1995, the Company has loaned $550,000 to Threshold Communications, Inc. ("TCI"). TCI is a recently formed corporation engaged in the radio paging business, having acquired a paging subscriber base, associated paging hardware, and a paging carrier agreement with SkyTel(R), a company that provides nationwide paging, voice messaging and related messaging services to subscribers and others. TCI has informed the Company that it intends to engage in the radio paging carrier business utilizing, among other assets, one or more 900 megahertz FCC paging licenses for the New York-New Jersey area, a long-term lease for a paging transmission site in New Jersey which it currently owns, and a customer base of approximately 9,000 paging service subscribers. A principal stockholder of TCI is a stockholder of the Company and is related to certain officers, directors and principal stockholders of the Company.

     On March 22, 1996, TCI has entered into an agreement to acquire approximately 6,000 paging service subscribers and other related assets. The Company has advanced and additional $175,000 in cash and $389,000 in Common Stock to TCI and has guaranteed certain obligations in the amount of $739,000 for TCI. As of the date hereof, the Company has not entered into an agreement as to an acquisition or investment in TCI.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LOAN RECEIVABLE - (Continued)

     On November 1, 1995, the Company entered into an agreement (the "Agreement") with TCI which superseded a prior agreement between the parties. Under the Agreement, in consideration of the aforesaid advances and qaurantees , the Company obtained an exclusive option from TCI to acquire or invest in TCI on terms to be mutually agreed upon. The option agreement further provides that if, on or before January 31, 1996, the acquisition of TCI by the Company or an investment by the Company in TCI has not been consummated, the Company may demand repayment of these advances. If such advances are not repaid within ten business days of such demand, the Company, at its option, may foreclose on 100% of the stock of TCI which has been pledged as collateral for the advances. The Agreement recites that the specific terms of any acquisition of or investment in TCI cannot be determined at this time and that the Company is under no obligation to complete any such transaction. Any such transaction will require the approval of the Board of Directors of the Company and will be subject to the entry into definitive written agreements.

     There can be no assurance that the Company will be able to reach an agreement with TCI as to an acquisition of or investment in TCI. If it does, which cannot be deemed to be probable at this time, there can be no assurance as to the terms of any such agreement. If the Company obtains ownership of TCI, the Company will own the lease to the radio paging transmission facility and the aforesaid subscriber base and related assets which the Company intends to use in the conduct and expansion of its business.

NOTE 6 - BID DEPOSIT

     The Company had participated in a Federal Communications Commission (the FCC) auction for Personal Communication Services licenses. The FCC required an advance payment in the amount of $1,000,000 which is fully refundable in the event the Company is not the highest bidder. On May 8, 1996 the Company obtained six PCS licenses entitling it to operate wireless PCS telephone systems covering nearly 1.5 million people in three states.


NOTE 7 - NOTES PAYABLE

     Notes Payable consist of the following:

    (A) Notes Payable-Other in the amount of $28,000 at December 31, 1995, and $5,000 at March 31, 1996 with interest at 10%, are payable on demand. Payment of the notes are personally guaranteed by certain officers and stockholders, and secured by a pledge of their personal property.


    (B) Notes Payable-Bridge Financing consisted of an aggregate of $800,000, 12% promissory notes, with principal and interest due on the earlier of the closing of the Public Offering or November 1, 1995. Payment of the notes were secured by a security interest in the Company's accounts receivable, a pledge of the shares of Common Stock of the Company owned by its officers, directors and certain stockholders, and was guaranteed by the Company's President. In connection with the bridge financing the Company issued to the investors an aggregate of 240,000 shares of Series A Preferred Stock (the "Preferred Stock") and 480,000 Series A Preferred Stock Purchase Warrants (the "Preferred Warrants") with a Fair Value of $511,500. Each investor exchanged their Preferred Stock and Preferred Warrants into an identical number of shares of Common Stock and Class A Redeemable Common Stock Purchase Warrants on the effective date of the Offering. These notes were paid on May 19, 1995.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - NOTES PAYABLE - (Continued)

    (C) On April 18, 1995, the Company entered into a financing agreement with a bank in the amount of $100,000. This loan is personally guaranteed by the Company's President, cross corporate guaranteed by Free Trade and secured by the Company's inventory. Interest is payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. As of the date hereof, the interest rate was 10.5%. The loan becomes due and payable on April 18, 1996. At March 31, 1996 the balance on this loan was $60,000. This note was temporally extended by the bank .The Company in currently in negations with the bank increase the credit line and extend the due date.

    (D) On October 6, 1995, the Company entered into a lending arrangement with a bank. In connection therewith, the Company could borrow up to $700,000 at an interest rate of 3/4% above the bank's base lending rate, payable on demand. At December 31, 1995, the interest rate was 9.5%. The Company deposited a $700,000 three month certificate of deposit with the bank as collateral for such loan. The Certificate earns a 5% interest. The loan is also secured by certain officers' personal guarantees , 245,000 shares of their stock and all the assets of the Company. On January 6, 1996 and then again an April 6, 996 the bank extended the due date 90 days. The note becomes due and payable on July 6, 1996.

    (E) On December 22,1995, the Company entered into a lending arrangement with a bank. In connection therewith, the Company borrowed $450,000 at an interest rate of 1% above the bank's base lending rate, payable in ninety days. At December 31, 1995, the interest rate was 9.75%. The Company deposited a $400,000 three month certificate of deposit with the bank as collateral for such loan. The Certificate earns a 5% interest. The loan is also secured by certain officers' and directors' personal guarantees and inventory. On March 22, 1996 the bank extended the due date 90 days. The note becomes due on June 22, 1996.

    (F) On February 29, 1996, the Company entered into a financing arrangement with a corporation in the amount of $134,000. Interest is payable at a rate of 10% in monthly installments of $1,117 per month. As additional consideration, the Company issued the corporation 800,000 "A" warrants with 90 day registration rights and "piggy back" registration rights with any other offering of the Company.

NOTE 8 - CAPITAL LEASE

     Capital Leases include $163,834 for equipment. Minimum future lease payments under capital leases as of March 31, 1996 for each of the next five years and in the aggregate are:

             1996                                           $56,052
             1997                                            69,181
             1998                                            51,801
             1999                                            50,244
             2000                                            38,334
                                                           ---------
             Total Minimum Lease Payments                   265,612
             Less: Amount Representing Interest            (108,638)
                                                           ---------
             Present Value of Net
             Minimum Lease Payments                         156,974
             Less: Current Maturities
             included in Current Liabilities                (69,180)
                                                           ---------
             Long Term Obligations Under
             Capital Leases                                 $87,794
                                                           ========

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - CAPITAL LEASE - (Continued)

     The interest rates on the capitalized leases rage from 16.909 to 29.17% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessors implicit rate of return.

NOTE 9 - NOTES PAYABLE-STOCKHOLDERS

     Notes Payable-Stockholders are unsecured and payable on demand with interest at rates from 7.5% to 10.65% per annum on the outstanding principal at March 31, 1996 and December 31, 1995.

NOTE 10 - OTHER ADVERTISING AND PROMOTIONAL SERVICES

     On July 21, 1995, the Company entered into an Advertising and Promotional Services Agreement, pursuant to which the Company agreed to issue 200,000 shares of its Common Stock, $.05 par value, in exchange for services provided to the Company. These services included analysis, advice, advertising and promotional ideas and marketing campaign in connection with the Company's development of its distribution of cellular products in South America. The Company issued the stock to the consultant on August 8, 1995 which resulted in a non-cash expense of $1,075,000 in the year ending December 31, 1995.

NOTE 11 - EARNINGS PER COMMON SHARE

     The Company computes earning (loss) per common share by dividing the net income (loss) by the weighted average number of shares of common stock, as retroactively adjusted to reflect shares issued for the business combination described in Note 1A and the 1 for 5 reverse common stock split described in Note 2A, and common stock equivalents outstanding during the period.

NOTE 12 - CONVERTIBLE PREFERRED STOCK

     The Series A Preferred Stock was issued in connection with the Bridge Financing described in Note 7B. On May 19, 1995, the holders of preferred stock have exchanged the 240,000 shares of Series A Preferred Stock for 240,000 shares of Common Stock. As a result of the conversion, additional paid-in capital was reduced by $9,600.

NOTE 13 - WARRANTS TO PURCHASE COMMON STOCK


     The Company approved the sale to certain officers, directors and stockholders of 1,000,000 Common Stock Purchase B Warrants at a price of $.10 per Warrant, exercisable at $5.00 per share. On November 30, 1994, the Company issued 990,000 Common Stock Purchase B Warrants for $.10 per Warrant, payable by the Company accepting promissory notes bearing interest at 8% per annum due on the earlier of the exercise of the Warrants, or December 1, 1996. On January 20, 1995, the Company agreed to reduce the exercise price of 300,000 B Warrants from $5.00 to $2.50 and amended the exercise period of these 300,000 B Warrants so that they are not exercisable until February 1, 1996.


NOTE 14 - INCOME TAXES


     The Company adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has net operating loss carryforwards that it does not expect to utilize pursuant to Internal Revenue Regulations. Prior to the Acquisition, the

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INCOME TAXES - (Continued)


     Operating Entities elected to file Federal income tax returns as small business corporations under Section 1362 of the Internal Revenue Code (S-Corporations). Under this election the Operating Entities were not subject to Federal income taxes, but were subject to New Jersey State income taxes.


NOTE 15 - CONTINGENT LIABILITIES

    (A) On December 1, 1994, the Company entered into an employment agreement with the President of the Company for a term of five years with an option for an additional three one year terms. The agreement provides for annual compensation of $150,000 during the term of the employment agreement and entitles the President to certain fringe benefits, including automobile maintenance, disability insurance, medical benefits and life insurance coverage. The President has agreed that during the term of his agreement and for 12 months thereafter (unless the agreement is terminated without cause), he will be subject to non-competition provisions. Upon termination of employment without cause, the President will be entitled to a lump sum payment of $75,000 multiplied by the number of years of his employment by the Company.

    (B) The Company has engaged a management company, which is an affiliate of the Underwriter used in the Public Offering described in Note 2B, as the Company's management consultant, for a period of 15 months commencing December 14, 1994, at a fee of $75,000 (exclusive of out-of-pocket expenses), which was paid on May 12, 1995. In addition, the Company has agreed, subject to any required regulatory approvals, to pay the Representative a finder's fee, in the event that the Representative originates within five years following the Effective Date of the offering a merger, acquisition, joint venture or other transaction to which the Company is party, in the amount equal to 5% of the first $4,000,000, 4% of the next $1,000,000, 3% of the next $1,000,000 and 2% of the excess, if any, over $6,000,000 of the consideration actually received by the Company in any such transaction.

    (C) On June 1, 1995, the Company entered into a consulting agreement with a corporation owned by four of the Company's legal representatives for non-legal services. In consideration for services performed by the consultant the Company agreed to pay $144,000 per year for five years payable in monthly installments of $12,000.

    (D) On May 17, 1995, the Company entered into an employment agreement with the Mr. Les Winder , which agreement was amended on October 1, 1995. The term of the agreement is for five years with an option for an additional one year terms. The agreement provides for annual compensation of $137,500 during the term of the employment agreement and entitles the President to certain fringe benefits, including automobile maintenance, disability insurance, medical benefits and life insurance coverage. Mr. Winder has agreed that during the term of his agreement and for 6 months thereafter (unless the agreement is terminated without cause), he will be subject to non-competition provisions. Upon termination of employment without cause, Mr. Winder will be entitled to a lump sum payment of $50,000 multiplied by the number of years of his employment by the Company

NOTE 16 - MAJOR SUPPLIERS


     During the year ended December 31, 1994 and 1995 Free Trade
     Distributors, Inc. purchased 100% of its cellular telephones and related accessories from four major suppliers and Trade Zone
     Distributors, Inc. received 100% of its income from two cellular radio suppliers.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - OPERATING LEASE


     In early 1994, the Company's leased office and warehouse space under an operating lease agreement on a month to month basis. The rental expense for the period ended March 31, 1996 and March 31, 1995 was $24,682 and $17,871 respectively.

     On May 20, 1994 Free Trade Distributors Inc. entered into a five year operating lease expiring May 31, 1999 for an 8,000 square foot warehouse and office facility.


     The minimum future rental payments under this non-cancelable operating lease for each of the remaining years are:


     1996                                             $ 45,000
     1997                                               60,000
     1998                                               60,000
     1999                                               25,000
                                                      --------
     Total Minimum Future
     Rental Payments                                  $190,000
                                                      ========

NOTE 18 - AMENDMENT TO CERTIFICATE OF INCORPORATION


     On September 27, 1994, the Board of Directors authorized the amendment of the Company's Certificate of Incorporation to authorize the issuance of 8,000,000 shares of preferred stock and increase its authorized shares of common stock to 42,000,000. The transaction became effective on November 21, 1994. The amendment was adopted in order to facilitate a contemplated public offering, the material terms of which are described in Note 2B.


NOTE 19 - STOCK OPTION PLAN


     The Company's Board of Directors adopted a Stock Option Plan (the "Plan"), approved by stockholders, under which, options to purchase up to an aggregate of 500,000 shares of Common Stock are available for grants to officers, directors, consultants and key employees of the Company. The Plan provides for the grant of incentive stock options, non-qualified stock options and Director's options. The Plan will terminate in 2004, unless sooner terminated by the Board of Directors. As a result of the reverse split the Board of Directors, with stockholders approval, increased the number of shares of Common Stock, after the effective date of the reverse split, which may be subject to options granted under the Plan from 100,000 to 300,000.


NOTE 20 - PENDING LITIGATION

     On March 4, 1996 the Company commenced an action entitled Electronics Communications Corp. as Plaintiff against Toshiba America Consumer Products, Inc. ("Toshiba") and Audiovox Corporation, case number 96 Civ. 1565 in United States District Court, Southern District of New York. The complaint asserts claims for antitrust, breach of contract, tortious interference with contract and tortious interference with prospective economic advantage and business relations. The complaint seeks damages in excess of $ 5,000,000. This action was commenced because the Company expended significant monies and resources including the issuance of 200,000 shares of the Company's Common Stock to a consultant in anticipation of South American cellular telephone program which the Company was to undertake exclusively of behalf of Toshiba. Immediately prior to the commencement of the program, Toshiba discontinued manufacturing the line of cellular telephones that the program was designed to offer. This unilateral decision has caused significant damages to the Company and the Company will vigorously prosecute this claim.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995

      During the three months ended March 31, 1996 revenues from sales increased $660,762 or 41.2% compared to the same period in 1995. Electronic equipment sales increased $76,902, activation commissions and residual income increased during the period by approximately $583,860 or approximately 83.9%. The small increase in electronic equipment sales was consistent with the sales for the same period in 1995. However, the Company sold a greater percentage of communication equipment, versus home/office equipment in this quarter compared to last year. The increase in commissions was due to increased activations of cellular telephone numbers, as a direct result of an advertising campaign for the Company's direct sales division and an increase in residuals as a result of the Company's larger subscriber base with Bell Atlantic/Nynex Mobile.

      Cost of electronic equipment sales increased $85,151 compared to the same period in 1995, as a result of higher overall sales of electronic equipment. Gross profit from electronics equipment salesdecreased approximately 2.3% from 18.1% to 15.8% during the same period in 1996. The decrease in gross profit was due to greater sales of communications equipment which the Company generally sells at a lower gross profit margin. The Company does not rely on any one major equipment supplier, however, during the quarter the Company purchased 100% of its cellular phones from four suppliers, the loss of any one of them would have a negative impact on the Company.

      Cost of activation commissions and residual income increased $322,504 compared to the same period in 1995, due to an increase in revenues. The gross profit percentage related to these sales increased approximately 12% from 18.5% for the three months ended March 31, 1995 versus 30.5% for the three months ended March 31, 1996 as a result of greater sales from the Company direct sales division.

      Selling, general and administrative expenses increased approximately $238,000 for the three months ended March 31, 1996 as compared to the same period in 1995. This increase is due to a larger number of employees, higher rental payments, increased professional expenses and increased advertising compared to the same period of the prior year.

      The Company had a net operating profit before other expenses and income taxes of $25,019 for the three months ended March 31, 1996 compared to a profit of $10,314 for the three months ended March 31, 1995.

      Interest expenses remained constant compared to the same period in 1995. However, the Company did not experience any additional non-cash financing costs, comparable to those incurred in 1995 as a result of the Company's Bridge Financing completed in December 1994

LIQUIDITY AND CAPITAL RESOURCES

            The operations of the Company's subsidiaries since inception in 1991 to date have been funded principally from cash flow from operations, capital investments and loans from officers, directors, principal stockholders and third parties. Although the officers and directors of the Company have provided the financial accommodations to the Company in the past, there can be no assurance that they will continue to do so in the future. In addition, the Company has a $100,000 revolving line of credit with a bank. This loan is personally guaranteed by the Company's President and a cross corporate guaranty of Free Trade and secured by the Company's inventory. As of March 31, 1996, there was an outstanding balance under this loan of $60,000 with interest payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. As of March 31, 1996, the interest rate was 10.5%. This loan was due and payable on April 18, 1996, however, this loan has been temporarily extended by the bank. The Company is currently negotiating with the bank to increase the credit line and extend the maturity date of the loan.

      On October 6, 1995 the Company entered into a lending arrangement with a bank. In connection therewith, the Company can borrow up to $700,000 at an interest rate of 3/4% above the bank's base loan rate. As of March 31, 1996, the interest rate was 9.5%. The Company deposited a $700,000 three month certificate of deposit with the bank as collateral for such loan. The certificate of deposit earns 5% interest. The loan is also secured by certain officers' personal guarantees, 245,000 shares of their stock and all of the assets of the Company. On January 6, 1996 and then again on April 6, 1996 the bank extended the due date 90 days. The note becomes due and payable on July 6, 1996.

      On December 22, 1995, The Company entered into a lending arrangement with a bank. In connection therewith, the Company borrowed $450,000 at an interest rate of 1% above the bank's base lending rate, payable in ninety days. On March 31, 1996, the interest rate was 9.75%. The Company deposited a $400,000 three month certificate of deposit with the bank as collateral for such loan. The Certificates earns a 5% interest. The loan is also secured by certain officers' and directors', personal guarantees and the Company's inventory. On March 22, 1996 the bank extended the due date 90 days. The note becomes due on June 22, 1996.

      On March 31, 1996, the Company had working capital of $1,953,825, as compared to a working capital of approximately $1,724,852 at December 31, 1995. Included in the working capital is a $1,100,000 which has been deposited with the bank as collateral for the above described loans.

      The Bridge Financing, completed in December 1994, consisted of $800,000 of 12% promissory notes which were due the earlier of closing of a public offering or November 1, 1995 and the issuance of Common Stock and A Warrants. The proceeds of the Bridge Financing were used to pay certain costs associated with the public offering;
to collateralize a letter of credit to one of the Company's vendor, to make an initial investment for the Company's paging operations and contribute to working capital. On May 19, 1995 the Company completed a public offering resulting in gross proceeds of $5,200,000 and approximate net proceeds of $4,200,000. The Company devoted substantial resources including a portion of the net proceeds of the public offering, after payment of the Bridge Financing indebtedness, primarily to paging and two-way radio. The Company will need to seek other forms of financing to build a PCS infrastructure.

      As of March 31, 1996 the Company loaned $550,000 to Threshold Communications, Inc. ("TCI"). TCI is engaged in the radio paging business. On March 22, 1996 TCI acquired all of the assets and assumed certain liabilities of General Communications and Electronics, Inc. ("GCE"). In connection therewith, the Company advanced an additional $175,000 to TCI and guaranteed certain obligations of TCI in the amount of $739,000. As a result of the transaction with GCE, TCI, in addition to a paging transmission site which it previously owned, became a paging reseller. TCI offers paging service primarily through various paging carriers in the New York metropolitan area. TCI offers national paging service through a sales and distribution agreement with Skytel. Under this agreement, TCI pursues regional and national accounts through its present dealer network in the Paging Service Area. As of the date hereof TCI has approximately a 9000 person subscriber base. TCI also has the necessary infrastructure to operate a paging operation, including but not limited to a full service technical shop and repair facility, engineering capability, marketing and sales force, billing and collection systems and ancillary product support capability for paging related products. The Company is currently negotiating the acquisition of TCI, however, there can be no assurance that the Company will be able to reach an agreement with TCI. If the Company does acquire TCI, it will utilize TCI's infrastructure in the operations of its own paging system. TCI has recently acquired a paging carrier agreement with Skytel, a company that provides nationwide paging, voice messaging and related messaging services to subscribers and others. In addition, TCI owns a 900 megahertz FCC paging license in the Paging Service Area and hold a long-term lease for a paging transmission site. A principal stockholder of TCI is a stockholder of the Company.

      On November 1, 1995 the Company acquired an exclusive option to purchase TCI in consideration of the above mentioned loans. The option agreement further provides that if, on or before January 31, 1996, the acquisition of TCI by the Company or an investment in TCI is not consummated, the Company may demand repayment of these advances. If the advances are not repaid within ten business days of such demand, the Company, at its option, may foreclose on 100% of the stock of TCI which was pledged as collateral for such advances. To date, the Company has not made such a demand.

      On January 16, 1996 the Company consummated a Private Placement of 69,460 shares of its Common Stock $.05 par value at a price of $2.25 per share. The total offering resulted in gross proceeds of $156,217.50. Each subscriber, in addition to the shares received, demand registrations rights, which require the Company to file a Registration Statement upon request of 25% or more of the shares sold in the offering at anytime during the 18 month period commencing 30 days from the closing date. In March 1996, the subscribers demanded that the Company file a Registration Statement covering their shares. The Company at that time was unable to comply with the request. In order to avoid a potential litigation for failing to file a Registration Statement on a timely basis, the Company issued an aggregate of 34,715 additional shares to the subscribers.

      In light of the fact that the Company did not raise sufficient monies in the above described Private Placement and had significant capital restricted because of its deposit with the FCC and its collateral with its bank , the Company was compelled on February 29, 1996, to borrow $134,000 from another unrelated corporation. Interest is payable at the rate of 10% in monthly installments of $1,117 per month. As additional consideration, the Company issued to the corporation 800,000 A Warrants with 90 day registration rights and "piggy back" registration rights.

      On March 21, 1996, the Company entered into a letter of intent with an investment banking firm (the "Placement Agent") Pursuant to which the Company will offer $6,000,000 principal amount of the Company's Subordinated Convertible Debenture (the "Debenture"). The principal amount of the Debentures shall be convertible into shares of the Company's common stock at the option of the holder, immediately upon issuance at a price equivalent to 25% discount from the average high closing bid price for five days prior to the conversion or $1.50, whichever is less. The Debenture bears interest at the rate of 5% per annum payable on April 1 of each year commencing April 1, 1997. The Debentures are redeemable and callable for conversion under certain circumstances. The Debentures are also secured by certain officers and directors personal guarantees.

      The Company has agreed to the Placement Agent a placement fee equal to 10% of the gross proceeds, a 2% non-accountable expense allowance, issue 200,000 Warrants to purchase the Company's common stock at $2.25 per share, and issue 1,350,000 Class A Warrants. The Company intends to use the proceeds of this offering to increase its deposit in the PCS auction, and general working capital purposes. As of May 13, 1996 the Company has received gross proceeds from this offering of $1,250,000.

      On May 8, 1996, the Company won six PCS licenses. The total winning bids amounted to $26,452,200, after the 25% discount provided to small businesses, which the Company qualifies for, under the terms of the auction. The Company has deposited $1,.000,000 with the FCC and will pay an additional $1,645,220 or an aggregate of 10% of the winning bids upon the grant of the license, which is anticipated very shortly. The Company will use a portion of the proceeds of the above described offering to pay the balance of the deposit.

      The Company is seeking additional financing in the form of equipment leasing, debt or equity financing utilization of vendor financing and joint venture partners for the purchase of PCS equipment and for build-out of infrastructure. There can be no assurance that such financing will be available to the Company or if available, available upon acceptable terms.

IMPACT OF INFLATION

      The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

             On March 4, 1996 the Company commenced an action entitled Electronics Communications Corp. as Plaintiff against Toshiba America Consumer Products, Inc. ("Toshiba") and Audiovox Corporation, case number 96 Civ. 1565 in the United States District Court, Southern District of New York. The complaint asserts claims for antitrust, breach of contract, tortious interference with contract and tortious interference with prospective economic advantage and business relations. The complaint seeks damages in excess of $5,000,000. This action was commenced because the Company expended significant monies and resources including the issuance of 200,000 shares of the Company's Common Stock to a consultant in anticipation of a South American cellular telephone program which the Company was to undertake exclusively on behalf of Toshiba. Immediately prior to the commencement of the program, Toshiba discontinued manufacturing the line of cellular telephones that the program was designed to offer. This unilateral decision has caused significant damages to the Company and the Company will vigorously prosecute this claim.

ITEM 2:     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On March 12, 1996, at a meeting of the Company's shareholders a majority of the Company's shareholders voted in favor of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 8,400,000 shares to 40,000,000 shares

ITEM 5.    OTHER INFORMATION

            On May 8, 1996, the Company's wholly owned subsidiary, Personal Communications Network, Inc. won six Personal Communications Services ("PCS") licenses entitling the Company to operate wireless PCS telephone systems covering nearly 1.5 million people in three states.

            The licenses were won in the recently concluded Federal Communication Commissions ("FCC") "C" Block Auction. The markets awarded the Company include Elmira-Corning, New York; Bangor/Lewiston -
Auburn/Waterville-Augusta, Maine; and Burlington

/Rutland - Bennington, Vermont. The Vermont markets encompass virtually the whole state. The Maine markets cover a majority of the population and most of the state geographically.

            The Company's total winning bids amounted to $26,452,200, after the 25% discount provided to small businesses, which the Company qualifies for, under the terms of the auction. The Company has deposited $1,000,000 with the FCC and will pay an additional $1,645,220 or an aggregate of 10% of the winning bids upon the grant of the license, which is anticipated very shortly.

            The remaining balance will be paid out over the next 10 years with interest only during the first six years.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 13, 1996

                                    ELECTRONICS COMMUNICATIONS CORP.



                                          By:   /s/   William S. Taylor
                                             ---------------------------------
                                                William S. Taylor, President








                                       9

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 13, 1996

                                    ELECTRONICS COMMUNICATIONS CORP.


                                          By:______________________________
                                                 William S. Taylor, President