Form 10KSB/A
period 1995-12-31
ELECTRONICS COMMUNICATIONS CORP
filed 1996-07-11
CIK 926366

FORM 10-KSB / A-1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:  December 31, 1995

Commission File Number:  0-24486

                        ELECTRONICS COMMUNICATIONS CORP.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                      11-2649088
 (State or other jurisdiction of              (I.R.S Employer Identification No.
 incorporation or organization)



 4 Madison Road, Fairfield, New Jersey                      07004
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (201) 808-8862

Securities registered pursuant to Section 12 (b) of the Act:

                                                Name of each exchange on which
Title of each class                             each class is registered
- -------------------                             ------------------------
Common Stock, $.05 par value                    BOSTON STOCK EXCHANGE
Class A Redeemable Warrants                     BOSTON STOCK EXCHANGE

Securities registered pursuant to Section 12 (g) of the Act:  None
                                                              (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ X ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ]

     State issuer's revenue for its most recent fiscal year, $8,736,515

     As of March 27, 1996, the aggregate value of the registrant's voting stock held by non-affiliates was $4,627,738 (computed by multiplying the last reported bid price on March 27, 1996 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such persons are affiliates of the registrant).

     As of March 27, 1996, there were 3,073,127 shares of the registrant's common stock, $.05 par value, issued and outstanding.

     Documents incorporated by reference:

            Document                                   Form 10-KSB Reference
            --------                                   ---------------------
Certain Previously Filed Exhibits                               IV

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

     On February 1, 1994, (retroactive to January 1, 1994) the Company acquired all of the issued and outstanding shares of Free Trade and Trade Zone, accordingly the disclosure below relates to the operations of these acquired subsidiaries during the respective periods.

Bridge Financing

     In December 1994, the Company sold eight investment units (the "Units"), each consisting of a $100,000 12% promissory note (the "Bridge Notes"), 30,000 shares of Series A Preferred Stock and 60,000 Series A Preferred Stock Purchase Warrants ("Bridge Warrants"). On or before the effective date of the Company's proposed public offering, each purchase of the Units will exchange their Series A Preferred Stock and Series A Preferred Stock Purchase Warrants into the same number of shares of Common Stock and Common Stock Purchase Warrants, respectively. The Bridge Financing (accordingly, all discussions regarding Bridge Securities, the above described exchange) resulted in aggregate gross proceeds of $800,000 and net cash proceeds of $656,000. The Bridge Financing costs of $655,500, giving effect to the 240,000 shares of Common Stock and 480,000 Bridge Warrants included in the Units and valued for this purpose at $2.03 per share and $.05 per Bridge Warrant. Of such Bridge Financing costs $511,500 represent a non-cash cost, and the balance placement agent's commissions and fees, and professional fees. The costs incurred in connection with the Bridge Financing will be amortized over the term of the Bridge Notes and charged to operations in the quarter ended December 31, 1994 and in 1995 until the Bridge Notes are paid. The Bridge Notes are due the earlier of the closing of the public offering or November 1, 1995 with interest at 12% per annum. The Bridge Notes were issued to 17 accredited investors who are not affiliates of the Company. See "Item 12. Certain Relationships and Related Transactions." The Bridge Warrants which were issued in the Bridge Financing are identical to the A Warrants which the Company intends to offer in a public offering and entitle the holders to purchase an aggregate of 480,000 shares of Common Stock at an exercise price of $5.00 per share during the period commencing on the effective date of the public offering and expiring on the fourth anniversary of the effective date of the public offering.

     The Company obtained the Bridge Financing in order to finance inventory requirements for the peak retail season, to begin development of its paging system and to prepay certain expenses related to this Offering. Pursuant to the terms of the letter of intent between the Placement Agent and the Company, the Company agreed to issue a total of 240,000 shares of Common Stock and 480,000 Bridge Warrants which, while costly to the Company were highly speculative given the uncertainty of any future financing.

Results of Operations
Year Ended on December 31, 1995 Compared to Year Ended on December 31, 1994

     Revenues decreased approximately $687,449 or approximately 7.3% in 1995 compared to 1994. Electronic equipment sales decreased $470,777 or 8.7% as a result of the deletions of unprofitable product lines. Activation commissions decreased $216,672 or 5.4%. The Company attributes the decrease in activation commissions to the failure of BANMC to react to the promotions and discounts offered by AT&T.

     Cost of electronic equipment sales decreased $551,776 during 1995 compared to 1994. This decrease was in direct relationship to a decrease of sales for that division. The gross profit margin however, increased 2.5% from 9.1% in 1994 to 11.6% in 1995. The increase of gross profit was due to greater sales of products which the Company sells at higher gross profit margins. The Company relies on four major suppliers which account for in excess of 76% of the Company's electronic equipment sales. The loss of anyone of these suppliers may have a negative impact on the Company.

     Cost activations decreased $66,817 due to a decrease in sales in 1995 compared to 1994. The gross profit margin decreased from 18.6% in 1994 to 15.7% in 1995. The lower gross profit margin is due to lower commissions paid by NYNEX and Bell Atlantic because the Company did not meet certain sales quotas and the Company was unable to lower incentives paid to its dealers and subagents.

     Selling, general and administrative ("SGA") expenses increased approximately $949,427 in 1995 compared to 1994. The Company attributes this increase directly to meet the needs of the Company's growth. SGA as a percentage of sales increased from 11.8% to 23.6% due to an increase in administrative personnel to meet the Company's expansion and anticipated future growth and higher executive officer salaries. Interest expenses increased approximately $42,600 in 1995 compared to 1994 due to an increase of interest rates and a increase of borrowings.

     The Company had operating loss before interest, amortization and income taxes and other expenses of $892,823 in 1995 compared to operating income of $125,460 in 1994 due to reduced revenues. Net losses in 1995 after interest ($54,193), amortization of bridge financing costs ($606,942) and a non cash expense of 1,075,000 as a result of stock issued to a consultant of the Company was $2,268,959 compared to net income of $29,819 in 1994.

Year Ended on December 31, 1994 Compared to Year Ended on December 31, 1993

     Revenue increased approximately $3,046,539 or approximately 48% in 1994 compared to 1993. Electronic equipment sales increased $429,530 or 8.6% as a result of the addition of new product lines and increased market penetration. Activation commissions increased $2,502,647 or 180% while residual income increased $114,362 of 6,889%. The Company attributes the increase in activation commissions to an increased dealer network, an advertising campaign for the Company's direct sales division and the commencement of the Company's arrangement with Bell Atlantic. Residual income increased as a direct result of the growth of the Company's subscriber base for which it receives monthly residual payments from NYNEX.

     Cost of electronic equipment sales increased $199,185 during 1994 compared to 1993. This increase was in direct relationship to an increase of sales for that division. The gross profit margin however, increased 3.8% from 5.3% in 1993 to 9.1% in 1994. The increase of gross profit was due to greater sales of products which the Company sells at higher gross profit margins. The Company relies on four major suppliers which account for in excess of 76% of the Company's electronic equipment sales. The loss of anyone of these suppliers may have a negative impact on the Company.

     Cost of activation commissions and residual income increased $2,076,600 due to an increase in sales in 1994 compared to 1993. The gross profit margin increased from 14.8% in 1993 to 18.6% in 1994. The higher gross profit margin is due to higher commissions paid by NYNEX because the Company met certain sales quotas and the Company lowering incentive paid to its dealers and subagents.

     Selling, general and administrative ("SGA") expenses increased approximately $402,447 in 1994 compared to 1993. The Company attributes this increase directly to meet the needs of the Company's growth. SGA as a percentage of sales increased from 11.2% to 11.8% due to an increase in administrative personnel to meet the Company's expansion and anticipated future growth. Interest expenses decreased approximately $11,000 in 1994 compared to 1993 due to a reduction of interest rates and a reduction of borrowings.

     The Company had operating income before interest, amortization and income taxes of $125,460 in 1994 compared to an operating loss of $242,847 in 1993 due to a greater of activation commissions and residuals and a higher gross profit margin in electronic equipment sales in the later period. Net income in 1994 after interest ($42,810), amortization of bridge financing costs ($48,557) and income taxes ($4,274) was $29,819 compared to a net loss of $296,626 in 1993.

Liquidity and Capital Resources

     The operations of the Company's subsidiaries since inception in 1991 to date have been funded principally from cash flow from operations, capital investments and loans from officers, directors, principal stockholders and third parties. Although the officers and directors of the Company have provided the financial accommodations to the Company in the past, there can be no assurance that they will continue to do so in the future. In addition, the Company has a $100,000 revolving line of credit with a bank. This loan is personally guaranteed by the Company's President and a cross corporate guaranty of Free Trade and secured by the Company's inventory. As of December 31, 1995, there was an outstanding balance under this loan of $75,000 with interest payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. As of December 31, 1995, the interest rate was 10.5%. This loan becomes due and payable on April 18, 1996.

     On October 6, 1995 the Company entered into a lending arrangement with a bank. In connection therewith, the Company can borrow up to $700,000 at an interest rate of 3/4% above the bank's base loan rate. As of December 31, 1995, the interest rate was 9.5%. The Company deposited a $700,000 three month certificate of deposit with the bank as collateral for such loan. The certificate of deposit earns 5% interest. The loan is due on demand. As of December 31, 1995, the Company has drawn $700,000 under this loan.

     On December 22, 1995, The Company entered into a lending arrangement with a bank. In connection therewith, the Company borrowed $450,000 at an interest rate of 1% above the bank's base lending rate, payable in ninety days. On December 31, 1995, the interest rate was 9.75%. The Company deposited a $450,000 three month certificate of deposit with the bank as collateral for such loan. The Certificates earns a 5% interest. The loan is also secured by certain officers' and directors', personal gurantees and the Company's inventory.

     On December 31, 1995, the Company had working capital of approximately $1,724,852, as compared to a working capital deficit of approximately $616,000 at December 31, 1994. This increase in the Company's working capital was primarily due to the proceeds from the Company's public offering which was completed in the quarter ended June 30, 1995. Included in the working capital is a $1,100,000 which has been deposited with the bank as collateral for the above described loans.

     The Bridge Financing, completed in December 1994, consisted of $800,000 of 12% promissory notes which were due the earlier of closing of a public offering or November 1, 1995 and the issuance of Common Stock and A Warrants. The proceeds of the Bridge Financing were used to pay certain costs associated with the public offering; to collateralize a letter of credit to one of the Company's vendor, to make an initial investment for the Company's proposed paging operations and contribute to working capital.

     On May 19, 1995 the Company completed a public offering resulting in gross proceeds of $5,200,000 and approximate net proceeds of $4,200,000. The Company has devoted substantial resources including a portion of the net proceeds of the public offering, after payment of the Bridge Financing indebtedness, primarily to paging and two-way radio and, if successful in the PCS auction, to PCS. While the Company believes that the proceeds from the public offering will be sufficient to build and market its proposed paging operations, the Company will need to seek other forms of financing to build a PCS infrastructure. The Company is seeking additional financing in the form of equipment leasing, debt or equity financing utilization of vendor financing and joint venture partners for the purchase of PCS equipment and for build-out of infrastructure. There can be no assurance that such financing will be available to the Company or if available, available upon acceptable terms.

     As of December 31,1995 the Company has loaned $550,000 to Threshold Communications, Inc. ("TCI"). TCI is a recently formed corporation engaged in the radio paging business. TCI has recently acquired a paging subscriber base, associated paging hardware and a paging carrier agreement with Skytel, a company that provides nationwide paging, voice messaging and related messaging services to subscribers and others. In addition, TCI owns a 900 megahertz FCC paging license in the Paging Service Area and hold a long-term lease for a paging transmission site. A principal stockholder of TCI is a stockholder of the Company.

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

     On February 29, 1996, the Company borrowed $134,000 from another unrelated corporation. Interest is payable to a rate of 10% in monthly installments of $1,117 per month. As additional consideration, the Company issued to the corporation 800,000 A Warrants with 90 day registration rights and "piggy back" registration rights.

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

     The Company has agreed to the Placement Agent a placement fee equal to 10% of the gross proceeds, a 2% non-accountable expense allowance and to issue 200,000 Warrants to purchase the Company's common stock at $2.25 per share. The Company intends to use the proceeds of this offering to increase its deposit in the PCS auction, build out its paging system and general working capital purposes.


Impact of Inflation

     The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.


Item 7.  Financial Statements and Supplementary Data.

Index to Financial Statements.......................................        F-1
Independent Auditor's Report........................................        F-2
Consolidated Balance Sheets.........................................        F-3
Consolidated Statement of Changes in Stockholders' Equity...........        F-4
Consolidated Statements of Operations...............................        F-5
Consolidated Statements of Cash Flows...............................        F-6
Notes to Consolidated Financial Statements.......................... F-7 - F-17

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDING DECEMBER 31, 1995, AND 1994


                                TABLE OF CONTENTS



                                                                           PAGE
     Independent Auditor's Report.......................................   1

     Consolidated Balance Sheets........................................   2-3

     Consolidated Statements of Changes in
     Stockholders' Equity(Deficit)......................................   4

     Consolidated Statements of Operations..............................   5

     Consolidated Statements of Cash Flows..............................   6-7

     Notes to Consolidated Financial Statements.........................   8-18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
Electronics Communications Corp.

We have audited the accompanying consolidated balance sheets of Electronics Communications Corp. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronics Communications Corp. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



STETZ, BELGIOVINE CPAs, P.C.
March 25, 1996
Montclair, NJ 07042

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                               DECEMBER 31,
                                                                                      -----------------------------
                                                                                         1995               1994
                                                                                      ----------         ----------
CURRENT ASSETS
  Cash                                                                                   $18,000           $136,203
  Restricted Cash                                                                      1,100,000               --
  Accounts Receivable
    (Net of $80,987 and $30,197 Allowance
     for Doubtful Accounts at December 31, 1995
     and 1994, respectively.)                                                          2,204,789          1,590,943
  Inventories                                                                            476,796            544,455
  Bid Deposit                                                                          1,000,000               --
  Loan Receivable                                                                        550,000               --
  Prepaid Expenses                                                                        78,849             38,293
                                                                                      ----------         ----------

                             TOTAL CURRENT ASSETS                                      5,428,434          2,309,894
                                                                                      ----------         ----------


PROPERTY AND EQUIPMENT
  Property and Equipment                                                                 335,858            116,264
  Accumulated Depreciation                                                               (75,544)           (25,579)
                                                                                      ----------         ----------

                       NET PROPERTY AND EQUIPMENT                                        260,314             90,685
                                                                                      ----------         ----------

OTHER ASSETS
  Deferred Financing Costs                                                                  --              606,943
  Deferred Offering Costs                                                                   --              196,716
  Deferred Private Placement Costs                                                       225,787               --
  Deferred License Costs                                                                 293,810               --
  Security Deposits and Other Assets                                                      38,313             27,094
                                                                                      ----------         ----------

                               TOTAL OTHER ASSETS                                        557,910            830,753
                                                                                      ----------         ----------

                                     TOTAL ASSETS                                     $6,246,658         $3,231,332
                                                                                      ==========         ==========


                See Notes to Consolidated Financial Statements.

               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                               DECEMBER 31,
                                                                                      -----------------------------
                                                                                         1995               1994
                                                                                      ----------         ----------
CURRENT LIABILITIES
  Accounts Payable                                                                    $1,783,344         $1,722,867
  Notes Payable - Other                                                                   28,000            140,000
  Notes Payable - Bank                                                                 1,225,000             90,000
  Notes Payable - Bridge Financing                                                          --              800,000
  Notes Payable - Stockholders                                                           252,007             64,391
  Current Portion of Obligations Under Capital Leases                                     50,244               --
  Private Placement Advance                                                              116,223               --
  Accrued Expenses and Taxes Payable                                                     248,764            108,508
                                                                                      ----------         ----------

                        TOTAL CURRENT LIABILITIES                                      3,703,582          2,925,766
                                                                                      ----------         ----------

LONG TERM LIABILITIES
   Obligations Under Capital Leases                                                       78,801               --
                                                                                      ----------         ----------

STOCKHOLDERS' EQUITY
  Series A Non-Voting, Convertible Preferred Stock,
    par value $.01 per share, 1,500,000 authorized,
    240,000 issued and outstanding in 1994.                                                 --                2,400
  Common Stock, par value $.05 per share, 8,400,000
    authorized, issued and outstanding 3,003,697
    in 1995, issued and outstanding 1,516,086  in 1994.                                  150,186             75,804
  Additional Paid-In Capital                                                           5,320,629            644,942
  Retained (Deficit)                                                                  (2,947,539)          (318,580)
  Notes Receivable arising from Common Stock Purchase Warrants                           (59,001)           (99,000)
                                                                                      ----------         ----------

                       TOTAL STOCKHOLDERS' EQUITY                                      2,464,275            305,566
                                                                                      ----------         ----------

                            TOTAL LIABILITIES AND
                             STOCKHOLDERS' EQUITY                                     $6,246,658         $3,231,332
                                                                                      ==========         ==========


                See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                              Preferred Stock                     Common Stock
                                                       ---------------------------         ---------------------------
                                                          Shares          Amount             Shares          Amount
                                                       ----------      -----------         ----------      -----------
Balance as of January 1, 1994                                --               --            1,176,086         $58,804

Adjustment Due to Reverse
Acquisition (Notes 1 and 2)                                  --               --                 --              --
Sale of Common Stock (Notes 2)                               --               --              340,000          17,000
Preferred Stock Issued in Bridge Financing (Note 7B)      240,000            2,400               --              --
Common Stock Purchase A Warrants
  Issued in Bridge Financing (Note 7B)                       --               --                 --              --
Common Stock Purchase B Warrants
  Sold to Stockholders (Note 13)                             --               --                 --              --
Net Income                                                   --               --                 --              --
                                                       ----------      -----------         ----------      -----------
Balance as of December 31, 1994                           240,000            2,400          1,516,086          75,804

Payment of Loan for Purchase B Warrants                      --               --                 --              --
Conversion of Preferred Shares                           (240,000)          (2,400)           240,000          12,000
Sale of Common Stock (Note 2B)                               --               --            1,000,000          50,000
Sale of 2,000,000 "A" Warrants (Note 2B)                     --               --                 --              --
Sale of 300,000 "A" Warrants (Note 2B)                       --               --                 --              --
Stock Issued in Connection with
  Advertising and Promotional Services (Note 10)             --               --              200,000          10,000
Replacement of Shares                                        --               --               47,611           2,382
Net Loss                                                     --               --                 --              --
                                                       ----------      -----------         ----------      -----------
Balance as of December 31, 1995                              --               --            3,003,697        $150,186
                                                       ==========      ===========         ==========      ===========


                                                                                         Notes Receivable
                                                       Additional        Retained          Arising From
                                                         Paid-in         Earnings          Common Stock
                                                         Capital         (Deficit)       Purchase Warrants     Total
                                                       ----------      -----------       -----------------  -----------
Balance as of January 1, 1994                             $17,196        ($348,399)              --          ($272,399)

Adjustment Due to Reverse
Acquisition (Notes 1 and 2)                               (13,354)            --                 --            (13,354)
Sale of Common Stock (Notes 2)                             33,000             --                 --             50,000
Preferred Stock Issued in Bridge Financing (Note 7B)      485,100             --                 --            487,500
Common Stock Purchase A Warrants
  Issued in Bridge Financing (Note 7B)                     24,000             --                 --             24,000
Common Stock Purchase B Warrants
  Sold to Stockholders (Note 13)                           99,000             --              (99,000)            --
Net Income                                                   --             29,819               --             29,819
                                                       ----------      -----------         ----------      -----------
Balance as of December 31, 1994                           644,942         (318,580)           (99,000)         305,566

Payment of Loan for Purchase B Warrants                      --               --               39,999           39,999
Conversion of Preferred Shares                             (9,600)            --                 --               --
Sale of Common Stock (Note 2B)                          3,396,569             --                 --          3,446,569
Sale of 2,000,000 "A" Warrants (Note 2B)                  200,000             --                 --            200,000
Sale of 300,000 "A" Warrants (Note 2B)                     26,100             --                 --             26,100
Stock Issued in Connection with
  Advertising and Promotional Services (Note 10)        1,065,000             --                 --          1,075,000
Replacement of Shares                                      (2,382)            --                 --               --
Net Loss                                                     --         (2,628,959)              --         (2,628,959)
                                                       ----------      -----------         ----------      -----------
Balance as of December 31, 1995                        $5,320,629      ($2,947,539)          ($59,001)      $2,464,275
                                                       ==========      ===========         ==========      ===========


                See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              YEAR ENDED
                                                                                              DECEMBER 31,
                                                                                      -----------------------------
                                                                                         1995               1994
                                                                                      ----------         ----------
SALES
  Electronics                                                                         $4,943,988         $5,414,765
  Commissions                                                                          3,792,527          4,009,199
                                                                                      ----------         ----------
                                      TOTAL SALES                                      8,736,515          9,423,964
                                                                                      ----------         ----------

COST OF SALES
  Electronics                                                                          4,368,493          4,920,269
  Commissions                                                                          3,195,601          3,262,418
                                                                                      ----------         ----------
                              TOTAL COST OF SALES                                      7,564,094          8,182,687
                                                                                      ----------         ----------
                                     GROSS PROFIT                                      1,172,421          1,241,277
                                                                                      ----------         ----------
EXPENSES
  Selling                                                                              1,103,963            502,110
  General and Administrative                                                             961,281            613,707
                                                                                      ----------         ----------
                                   TOTAL EXPENSES                                      2,065,244          1,115,817
                                                                                      ----------         ----------

OPERATING INCOME (LOSS) BEFORE OTHER INCOME,
   OTHER EXPENSES AND INCOME TAXES                                                      (892,823)           125,460
                                                                                      ----------         ----------
OTHER INCOME
  Interest Income                                                                         31,234               --
                                                                                      ----------         ----------
                               TOTAL OTHER INCOME                                         31,234               --
                                                                                      ----------         ----------
OTHER EXPENSES
  Advertising and Promotional Services                                                 1,075,000               --
  Interest Expense                                                                        85,427             42,810
  Amortization of Bridge Financing Costs                                                 606,943             48,557
                                                                                      ----------         ----------
                             TOTAL OTHER EXPENSES                                      1,767,370             91,367
                                                                                      ----------         ----------
INCOME (LOSS) BEFORE INCOME TAXES                                                     (2,628,959)            34,093
  Income Taxes                                                                              --                4,274
                                                                                      ----------         ----------

NET INCOME (LOSS)                                                                    ($2,628,959)           $29,819

EARNINGS (LOSS) PER COMMON SHARE                                                          ($1.11)             $0.02
                                                                                      ==========         ==========

AVERAGE COMMON SHARES OUTSTANDING (NOTE 11)                                             2,368,809         1,506,277
                                                                                      ==========         ==========

                See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                      -----------------------------
                                                                                         1995               1994
                                                                                      ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                                  ($2,628,959)           $29,819

  Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used By Operations:
  Non - Cash Advertising and Promotion Services                                       $1,075,000               --
  Depreciation and Amortization                                                          656,908             60,496
  Provision for Doubtful Accounts                                                         50,790             21,094
  Deferred Income Taxes                                                                     --               (5,083)
  Debt Issue Cost                                                                           --             (144,000)
  Changes in:
  Accounts Receivable                                                                   (664,636)          (660,431)
  Inventories                                                                             67,659            262,233
  Prepayments                                                                            (40,556)           (22,047)
  Accounts Payable                                                                        60,477            (33,594)
  Security Deposits                                                                      (17,715)           (13,876)
  Accrued Expenses and Taxes Payable                                                     140,256             66,016
                                                                                      ----------         ----------
    TOTAL ADJUSTMENTS                                                                  1,328,183           (469,192)
                                                                                      ----------         ----------
NET CASH USED BY OPERATING ACTIVITIES                                                 (1,300,776)          (439,373)
                                                                                      ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Bid Deposit                                                                         (1,000,000)              --
  Loan Receivable                                                                       (550,000)              --
  Additions to Property and Equipment                                                    (88,021)           (87,039)
  Deferred License Costs                                                                (293,810)              --
  Collection of Notes Receivable                                                          39,999               --
  Other Assets                                                                             6,496             (8,220)
                                                                                      ----------         ----------
NET CASH USED BY INVESTING ACTIVITIES                                                 (1,885,336)           (95,259)
                                                                                      ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds from Bridge Financing                                                        --              800,000
  Payments of Bridge Loans                                                              (800,000)              --
  Net Payments of Other Loans                                                           (112,000)           (60,000)
  Net Proceeds (Payments) of Stockholders' Loans                                         187,616            (40,399)
  Net Proceeds of Bank Loans                                                           1,135,000               --
  Restriction of Cash                                                                 (1,100,000)              --
  Deferred Costs in Connection with Public Offering                                         --             (186,216)
  Deferred Private Placement Costs                                                      (225,787)              --
  Private Placement Advance                                                              116,223               --
  Principal Payments under Capital Lease Obligations                                      (2,528)              --
  Sale of Common Stock                                                                 3,869,385             50,000
                                                                                      ----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              3,067,909            563,385
                                                                                      ----------         ----------

NET (DECREASE) INCREASE IN CASH                                                         (118,203)            28,753
CASH, BEGINNING OF PERIODS                                                               136,203            107,450
                                                                                      ----------         ----------

CASH, END OF PERIODS                                                                     $18,000           $136,203
                                                                                      ==========         ==========


                See Notes to Consolidated Financial Statements.

               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                               --------------------------------------
                                                                                     1995               1994
                                                                                     ----               ----
SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
 CASH PAID DURING THE YEAR FOR :
  Interest                                                                            $85,427            $36,207
  Taxes                                                                                  --                 --
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Issuance of Common Stock Purchase B Warrants
    for Notes Receivable                                                                 --              $99,000
  Issuance of Preferred Stock in Connection
    with Bridge Financing                                                                --             $487,500
  Issuance of Common Stock Purchase A  Warrants
    in Connection with Bridge Financing                                                  --              $24,000
  Non Cash Expenses in Connection with Bridge
    Financing                                                                            --            ($511,500)
  Property Acquired Under Capital Lease                                             ($131,573)              --



                See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


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

          In February 1995, the Company formed Electrocomm Wireless, Inc., a Delaware corporation as a subsidiary, to become a radio paging and two-way radio carrier in the New York City metropolitan area and the State of New Jersey. On January 6, 1995, Electrocomm Wireless, Inc. entered into a one year contract to utilize the transmission facilities of an unaffiliated paging carrier to commence paging operations. The agreement required a non-refundable one-time connection fee of $20,000, a monthly per diem charge per radio paging customer and the Company's pro rata share of monthly access charges. The contract expired in January and was not renewed. The Company is in the process of securing FCC licensing for paging, two-way radio transmission and personal communication services.

          In July 1995 the Company formed Personal Communications Network, Inc. a Delaware corporation, as a wholly owned subsidiary to participate in the Federal Communications Commission auction for licenses to engage in personal communications services. The Company has posted a bid deposit of $1,000,000.

          (B) Principles of Consolidation

          The consolidated financial statements include the accounts of Electronics Communications Corp., subsequent to the Acquisition, and its wholly-owned subsidiaries, Free Trade Distributors, Inc., Trade Zone Distributors, Inc. (Trade Zone Distributors , Inc. has a wholly owned subsidiary, Trade Zone Distributors, II, Inc. which is an inactive, non-operating entity), Electrocom Wireless, Inc. and Personal Communications Network, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

          (C) Property and Equipment

          Property and equipment are recorded at cost. Depreciation is provided using accelerated methods over the estimated useful lives of the respective assets (5 to 7 years). Depreciation expense charged to operations for the years ended December 31, 1995 and 1994 was $49,965 and $11,551, respectively.

          (D) Inventories

          Inventories are valued at the lower of cost or market, cost is determined using the first in, first out method.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

          (E) Revenue Recognition

          It is the Company's policy to categorize revenue into either sales from electronic goods or commissions for fees earned on sales of cellular radio service contracts. Sales from electronic goods includes but is not limited to cellular phones and related accessories and other electronic automobile and office products. Revenue from the above mentioned products are recognized when they are shipped. Revenues from sales of electronic goods represented 57% of the Companies total revenue in 1995 and 1994. Commissions are inclusive of fees earned for the sale of cellular radio service contracts and residuals received on those contracts. Revenues and related commissions from the sale of the service contracts are recognized at the point of activation. Revenues from residuals are realized when approved by the cellular radio service supplier and are paid on customer usage for a maximum of three years. Commission revenue represented 43% of the Company's total revenue in 1995 and 1994. The Company establishes a reserve of 3.5% for charge-backs on customers that prematurely terminate cellular service. In addition to the commissions paid by the cellular radio supplier, the Company receives co-op fees. Co-op fees are reimbursements of expenditures that are approved by the cellular radio supplier for advertising and promotion in connection with the sale of cellular radio contracts. The Company also received co-op fees which the cellular radio supplier applied as payment for cellular products in 1994. These fees were recorded as additional commission revenue in the amount of $129,267.

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

NOTE 2 -  ACQUISITION, RECAPITALIZATION AND PUBLIC OFFERING

          (A) As described in Note 1, the Company acquired all of the outstanding common stock of the Operating Entities. For accounting purposes the acquisition has been treated as a recapitalization of the Operating Entities with the Operating Entities as the Acquirers (reverse acquisition). The historical financial statements prior to January 1, 1994 are those of the Operating Entities. As a result of this transaction, historical additional paid-in capital of the Operating Entities was retroactively reduced and common stock increased by $58,804 for the par value of the 1,176,086 shares of common stock received in the transaction. Prior to the acquisition, Free Trade Distributors, Inc. had 200 shares outstanding at $75 par value or $15,000 in common stock and $60,000 in additional paid-in capital. The recapitalization of these shares resulted in a transfer from common stock to additional paid-in capital of $15,000. In 1993, Trade Zone Distributors, Inc. was capitalized and issued 200 shares of $5 par value or $1,000 in common stock. The

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


NOTE 2 - ACQUISITION, RECAPITALIZATION AND PUBLIC OFFERING - (Continued)

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

NOTE 3 -  ACCOUNTS RECEIVABLE

          Accounts Receivable consist of amounts due for sales of electronic goods and commissions due from major cellular radio suppliers. Components of Accounts Receivable are $997,309 for the sale of electronic goods and $623,831 for commissions at December 31, 1994 and $1,503,303 and $782,473 at December 31, 1995.

NOTE 4 -  OTHER ASSETS

          (A) Deferred Financing Costs were fully amortized in 1995 due to the repayment of the Bridge Notes on May 19, 1995. The following costs were associated with the Bridge Notes described in Note 7B:

               240,000 shares of Preferred Stock              $487,500
               480,000 Warrants                                 24,000
               Investment Banking Fees                         104,000
               Legal Fees                                       40,000
                                                            ----------
                                                              $655,500
               Less: Amortization in 1994                      (48,557)
                                                            ----------
               Balance at December 31, 1994                   $606,943
               Less: Amortization in 1995                     (606,943)
                                                            ----------
               Balance at December 30, 1995                        -0-
                                                            ==========

          (B) Deferred offering costs consisted of certain legal, accounting, printing fees and other costs in connection with the public offering described in Note 2B. Those costs, together with any additional costs incurred in connection with the offering were recorded as a reduction of the proceeds received from the sale of the securities offered.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


NOTE 4 -  OTHER ASSETS - (Continued)

          (C) Deferred private placement costs consist of certain legal, accounting, printing fees and other costs in connection with the private placement described in Note 20B. Those costs, together with any additional costs incurred in connection with the placement will be recorded as a reduction of the proceeds to be received from the sale of the securities offered.

          (D) Deferred License Costs consists of various legal, consulting and registration fees in connection with obtaining paging licenses, two-way radio licenses and personal communication service licensing. The licenses when put into service will be amortized over a fifteen year period.

NOTE 5 -  LOAN RECEIVABLE

          The Loan Receivable consists of a $550,000 secured loan issued in conjunction with the negotiations described in Note 20A.

NOTE 6 -  BID DEPOSIT

          The Company is participating in a Federal Communications Commission (the FCC) auction for Personal Communication Services licenses. The FCC required an advance payment in the amount of $1,000,000 which is fully refundable in the event the Company is not the highest bidder.

NOTE 7 -  NOTES PAYABLE

          Notes Payable consist of the following:

          (A) Notes Payable-Other in the amount of $140,000 at December 31, 1994, and $28,000 at December 31, 1995 with interest at 9% and 10%, are payable on demand. Payment of the notes are personally guaranteed by certain officers and stockholders, and secured by a pledge of their personal property.

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

          (C) On April 18, 1995, the Company entered into a financing agreement with a bank in the amount of $100,000. This loan is personally guaranteed by the Company's President, cross corporate guaranteed by Free Trade and secured by the Company's inventory. Interest is payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. As of the date hereof, the interest rate was 10.5%. The loan becomes due and payable on April 18, 1996. At December 31, 1995 the balance on this loan was $75,000.

          (D) On October 6, 1995, the Company entered into a lending arrangement with a bank. In connection therewith, the Company could borrow up to $700,000 at an interest rate of 3/4% above the bank's base lending rate, payable on demand. At December 31, 1995, the interest rate was 9.5%. The Company deposited a $700,000 three month certificate of deposit with the bank as

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


NOTE 7 -  NOTES PAYABLE - (Continued)

          collateral for such loan. The Certificate earns a 5% interest. The loan is also secured by certain officers' personal guarantees, 245,000 shares of their stock and all the assets of the Company.

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

NOTE 8 -  NOTES PAYABLE-STOCKHOLDERS

          Notes Payable-Stockholders are unsecured and payable on demand with interest at rates from 7.5% to 10.65% per annum on the outstanding principal at December 31, 1995 and 1994.

NOTE 9 -  CAPITAL LEASE

          Capital Leases include $131,576 for equipment. Minimum future lease payments under capital leases as of December 31, 1995 for each of the next five years and in the aggregate are:

                    1996                                      $50,244
                    1997                                       50,244
                    1998                                       50,244
                    1999                                       50,244
                    2000                                       38,334
                                                            ---------
                    Total Minimum Lease Payments              239,310

                    Less: Amount Representing Interest       (110,265)
                                                            ---------
                    Present Value of Net
                    Minimum Lease Payments                    129,045

                    Less: Current Maturities
                    included in Current Liabilities           (50,244)
                                                            ---------
                    Long Term Obligations Under
                    Capital Leases                            $78,801
                                                            =========

          The interest rate on the capitalized lease is 29.17% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessors implicit rate of return.

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

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


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

NOTE 12 - CONVERTIBLE PREFERRED STOCK

          A summary of the outstanding preferred stock at December 31, 1994 is as follows:

                                                               Additional
               Series           Shares         Par Value     Paid-In Capital
               ------           ------         ---------     ---------------
               Series A         240,000           $2,400         $485,100

          The holders of preferred stock were entitled to non-cumulative dividends as declared by the Board of Directors at the rate of 7% per annum. No dividends had been declared or were payable at December 31, 1994.

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

NOTE 14 - INCOME TAXES

          The Company adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has net operating loss carryforwards that it does not expect to utilize pursuant to Internal Revenue Regulations. Prior to the Acquisition, the Operating Entities elected to file Federal income tax returns as small business corporations under
          Section 1362 of the Internal Revenue Code (S-Corporations). Under this election the Operating Entities were not subject to Federal income taxes, but were subject to New Jersey State income taxes.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


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

NOTE 17 - OPERATING LEASE

          In early 1994, the Company's leased office and warehouse space under an operating lease agreement on a month to month basis. The rental expense for the period ended December 31, 1995 and December 31, 1994 was $64,379 and $47,130 respectively.

          On May 20, 1994 Free Trade Distributors Inc. entered into a five year operating lease expiring May 31, 1999 for an 8,000 square foot warehouse and office facility.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


NOTE 17 - OPERATING LEASE - (Continued)

          The minimum future rental payments under this non-cancelable operating lease for each of the remaining years are:

          1996                                          $ 60,000
          1997                                            60,000
          1998                                            60,000
          1999                                            25,000
                                                      ----------
          Total Minimum Future
          Rental Payments                               $205,000
                                                      ==========

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

NOTE 19 - STOCK OPTION PLAN

          The Company's Board of Directors adopted a Stock Option Plan (the "Plan"), approved by stockholders, under which, options to purchase up to an aggregate of 500,000 shares of Common Stock are available for grants to officers, directors, consultants and key employees of the Company. The Plan provides for the grant of incentive stock options, non-qualified stock options and Director's options. The Plan will terminate in 2004, unless sooner terminated by the Board of Directors. As a result of the reverse split the Board of Directors, with stockholders approval, increased the number of shares of Common Stock, after the effective date of the reverse split, which may be subject to options granted under the Plan from 100,000 to 300,000. On July 10, 1995 the Company issued 20,000 options to a director of the Company at a price of $3.80, 5,000 of these options were exercisable immediately, 5,000 on July 10, 1996, 5,000 on July 10, 1997 and 5,000 on July
          10,1998 and expire on July 10, 2,000. The fair value of the stock was less than the option price therefore no compensation expense was recognized in 1995.

NOTE 20 - SUBSEQUENT EVENTS

          (A) As of December 31, 1995, the Company has loaned $550,000 to Threshold Communications, Inc. ( "TCI" ).. TCI is a recently formed corporation engaged in the radio paging business, having acquired a paging subscriber base, associated paging hardware, and a paging carrier agreement with SkyTel(R), a company that provides nationwide paging, voice messaging and related messaging services to subscribers and others. TCI has informed the Company that it intends to engage in the radio paging carrier business utilizing, among other assets, one or more 900 megahertz FCC paging licenses for the New York-New Jersey area, a long-term lease for a paging transmission site in New Jersey which it currently owns, and a customer base of approximately 9,000 paging service subscribers. A principal stockholder of TCI is a stockholder of the Company and is related to certain officers, directors and principal stockholders of the Company.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


NOTE 20 - SUBSEQUENT EVENTS - (Continued)

          On March 22, 1996, TCI has entered into an agreement to acquire approximately 6,000 paging service subscribers and other related assets. The Company has advanced and additional $175,000 to TCI and has guaranteed certain obligations in the amount of $739,000 for TCI. As of the date hereof, the Company has not entered into an agreement as to an acquisition or investment in TCI.

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

          (B) On January 16, 1996 the Company consummated a Private Placement Offering of 69,460 shares of the Company's $.05 par value common stock at a price of $2.25 per share. The total offering resulted in gross proceeds of $156,218 of which $116,223 was advanced to the Company prior to December 31, 1995. Each subscriber, in addition to the shares, received demand registration rights, which require the Company to file a Registration Statement upon request of 25% or more of the shares sold in the offering at anytime during the 18 month period commencing 30 days from the closing date.

          (C) On February 29, 1996, the Company entered into a financing arrangement with a corporation in the amount of $134,000. Interest is payable at a rate of 10% in monthly installments of $1,117 per month. As additional consideration, the Company issued the corporation 800,000 "A" warrants with 90 day registration rights and "piggy back" registration rights with any other offering of the Company.

          (D) On March 21, 1996, the Company entered into a letter of intent with an investment banking firm (the "Placement Agent"). Pursuant to which the Company will offer $6,000,000 principal amount of the Company's Subordinated Convertible Debenture (the "Debenture"). The principle amount of the Debentures shall be convertible into shares of the Company's common stock at the option of the holder, immediately upon issuance, at a price equivalent to 25% discount from the average high closing bid price for five days prior to the conversion or $1.50, whichever is less. The Debenture bears interest at the rate of 5% per annum payable on April 1 of each year commencing April 1, 1997. The Debentures are redeemable and callable for conversion under certain circumstances. The Company has agreed to the Placement Agent a placement fee equal to 10% of the gross proceeds, a 2% non-accountable expense allowance and to issue 200,000

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


NOTE 20 - SUBSEQUENT EVENTS - (Continued)

          Warrants to purchases the Company's common stock at $2.25 per share. The Company intends to use the proceeds of this offering to increase its deposit in the PCS auction, build out its paging system and general working capital purposes.

          (E)On March 4, 1996 the Company commenced an action entitled Electronics Communications Corp. as Plaintiff against Toshiba America Consumer Products, Inc. ("Toshiba") and Audiovox Corporation, case number 96 Civ. 1565 in United States District Court, Southern District of New York. The complaint asserts claims for antitrust, breach of contract, tortious interference with contract and tortious interference with prospective economic advantage and business relations. The complaint seeks damages in excess of $ 5,000,000. This action was commenced because the Company expended significant monies and resources including the issuance of 200,000 shares of the Company's Common Stock to a consultant in anticipation of South American cellular telephone program which the Company was to undertake exclusively of behalf of Toshiba. Immediately prior to the commencement of the program, Toshiba discontinued manufacturing the line of cellular telephones that the program was designed to offer. This unilateral decision has caused significant damages to the Company and the Company will vigorously prosecute this claim.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:   July 9, 1996                       ELECTRONICS COMMUNICATIONS CORP.


                                            By:   /s/ William S. Taylor
                                               -------------------------------
                                                  William S. Taylor,
                                                  Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

Signature                     Capacity                                      Date

/s/ William S. Taylor         Chairman of the Board,                July 9, 1996
- ------------------------      Chief Executive Officer,
William S. Taylor             President (Principal Executive
                              and Financial Officer)


/s/ Les Winder                Executive Vice President,             July 9, 1996
- ------------------------      Treasurer and Director
Les Winder


/s/ Brenda Taylor             Director and Secretary                July 9, 1996
- ------------------------
Brenda Taylor


/s/ Andrew A. Miller          Controller                            July 9, 1996
- ------------------------
Andrew A. Miller


                              Director                             July __, 1996
- ------------------------
Mal Gurian


/s/ Robert DePalo             Director                              July 9, 1996
- ------------------------
Robert DePalo

                              Director                             July __, 1996
- ------------------------
Ira J. Tabankin