Form 10QSB/A
period 1996-03-31
ELECTRONICS COMMUNICATIONS CORP
filed 1996-07-11
CIK 926366

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                FORM 10-QSB / A-1


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended
  March 31, 1996                                   Commission File No. 1-13764


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

                        Yes   [ X ]            No   [   ]


As of July 8, 1996, there were 4,134,294 shares of Common Stock, $.05 par value outstanding.


================================================================================

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         MARCH 31          DECEMBER 31,
                                                                                        ----------         ------------
                                                                                           1996                1995
                                                                                        ----------          ----------
                                                                                                 (UNAUDITED)
CURRENT ASSETS
  Cash                                                                                     $54,329             $18,000
  Restricted Cash                                                                        1,100,000           1,100,000
  Accounts Receivable
    (Net of $35,634 Allowance for Doubtful
     Accounts at March 31, 1996 and
     $80,987 at December 31, 1995.)                                                      1,276,394           2,204,789
  Inventories                                                                              550,099             476,796
  Bid Deposit                                                                            1,000,000           1,000,000
  Loan Receivable                                                                        1,114,000             550,000
  Prepaid Expenses                                                                          82,588              78,849
                                                                                        ----------          ----------

                                      TOTAL CURRENT ASSETS                               5,177,410           5,428,434
                                                                                        ----------          ----------

PROPERTY AND EQUIPMENT
  Property and Equipment                                                                   454,755             335,858
  Accumulated Depreciation                                                                 (86,483)            (75,544)
                                                                                        ----------          ----------

                                NET PROPERTY AND EQUIPMENT                                 368,272             260,314
                                                                                        ----------          ----------

OTHER ASSETS
  Deferred Private Placements Parts                                                        364,144             225,787
  Deferred License Costs                                                                   306,410             293,810
  Security Deposits and Other Assets                                                        99,195              38,313
                                                                                        ----------          ----------

                                        TOTAL OTHER ASSETS                                 769,749             557,910
                                                                                        ----------          ----------

                                              TOTAL ASSETS                              $6,315,431          $6,246,658
                                                                                        ==========          ==========

                See Notes to Consolidated Financial Statements.

               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         MARCH 31           DECEMBER 31,
                                                                                        ----------          ------------
                                                                                           1996                1995
                                                                                        ----------          ----------
                                                                                                (UNAUDITED)
CURRENT LIABILITIES
  Accounts Payable                                                                      $1,274,178          $1,783,344
  Notes Payable - Other                                                                    139,000              28,000
  Notes Payable - Bank                                                                   1,160,000           1,225,000
  Notes Payable - Stockholders                                                             193,948             252,007
  Current Portion of Obligations Under Capital Leases                                       69,180              50,244
  Private Placement Advance                                                                   --               116,223
  Accrued Expenses and Taxes Payable                                                       387,279             248,764
                                                                                        ----------          ----------

                                 TOTAL CURRENT LIABILITIES                               3,223,585           3,703,582
                                                                                        ----------          ----------

LONG TERM LIABILITIES
  Obligations under Capital Leases                                                          87,794              78,801
                                                                                        ----------          ----------

STOCKHOLDERS' EQUITY
  Common Stock, par value $.05 per share, 40,000,000
    authorized, issued and outstanding 3,267,657
    at March 31, 1996 and 3,003,697 at  December 31, 1995.                                 163,383             150,186
  Additional Paid-In Capital                                                             5,812,654           5,320,629
  Retained (Deficit)                                                                    (2,946,284)         (2,947,539)
  Notes Receivable arising from Common Stock Purchase Warrants Sold                        (25,701)            (59,001)
                                                                                        ----------          ----------

                                TOTAL STOCKHOLDERS' EQUITY                               3,004,052           2,464,275
                                                                                        ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $6,315,431          $6,246,658
                                                                                        ==========          ==========

                See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT)
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                       -------------------------------
                                                                                          1996                 1995
                                                                                       -----------           ---------
SALES
  Electronics                                                                             $983,728            $906,826
  Commissions                                                                            1,279,798             695,938
                                                                                       -----------           ---------

                                               TOTAL SALES                               2,263,526           1,602,764
                                                                                       -----------           ---------

COST OF SALES
  Electronics                                                                              827,816             742,665
  Commissions                                                                              889,435             566,931
                                                                                       -----------           ---------

                                       TOTAL COST OF SALES                               1,717,251           1,309,596
                                                                                       -----------           ---------

                                              GROSS PROFIT                                 546,275             293,168
                                                                                       -----------           ---------

EXPENSES
  Selling                                                                                  134,128             106,069
  General and Administrative                                                               387,128             176,785
                                                                                       -----------           ---------

                                            TOTAL EXPENSES                                 521,256             282,854
                                                                                       -----------           ---------

OPERATING INCOME BEFORE OTHER EXPENSES
 AND INCOME TAXES                                                                           25,019              10,314
                                                                                       -----------           ---------

OTHER EXPENSES
  Interest Expense - Net                                                                    23,762              24,306
  Amortization of Bridge Financing Costs                                                      --               163,750
  Accelerated Amortization of Bridge Financing Costs                                          --               229,235
                                                                                       -----------           ---------

                                      TOTAL OTHER EXPENSES                                  23,762             417,291
                                                                                       -----------           ---------

INCOME (LOSS) BEFORE INCOME TAXES                                                            1,257            (406,977)
  Income Taxes                                                                                --                  --
                                                                                       -----------           ---------

NET INCOME (LOSS)                                                                           $1,257           ($406,977)
RETAINED (DEFICIT), BEGINNING OF PERIOD                                                ($2,947,539)          ($318,580)
                                                                                       -----------           ---------

RETAINED (DEFICIT), END OF PERIOD                                                      ($2,946,282)           ($725,557)
                                                                                       ===========           =========

LOSS PER COMMON SHARE                                                                        $0.00              ($0.27)
                                                                                       ===========           =========

AVERAGE COMMON SHARES OUTSTANDING (NOTE 11)                                              3,082,318           1,516,086
                                                                                       ===========           =========

                See Notes to Consolidated Financial Statements.

                                                                          PAGE 4
               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                          ----------------------------
                                                                                            1996               1995
                                                                                          --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                                         $1,257           ($406,977)
  Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used By Operations:
  Depreciation and Amortization                                                             10,939             401,120
  Changes in:
  Accounts Receivable                                                                      928,392             255,238
  Inventories                                                                              (73,303)            219,100
  Prepayments                                                                               (3,739)            (45,235)
  Accounts Payable                                                                        (509,166)           (511,137)
  Accrued Expenses and Taxes Payable                                                       138,515              87,117
                                                                                          --------            --------
    TOTAL ADJUSTMENTS                                                                      491,638             406,203
                                                                                          --------            --------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                                                                       492,895                (774)
                                                                                          --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Receivable                                                                         (564,000)               --
  Other Assets                                                                             (60,882)               --
  Deferred License Costs                                                                   (12,600)               --
  Additions to Property and Equipment                                                      (86,639)             (4,506)
                                                                                          --------            --------
NET CASH PROVIDED (USED) BY                                                               (724,121)             (4,506)
INVESTING ACTIVITIES                                                                      --------            --------


CASH FLOWS FROM FINANCING
ACTIVITIES
  Net Proceeds (Payments) of Shareholder Loans                                             (24,759)             63,823
  Deferred Costs in Connection with Public Offering                                           --              (145,339)
  Deferred Private Placement Costs                                                        (138,357)               --
  Payments of Bank Loans                                                                   (65,000)               --
  Proceeds of Other Loans                                                                  134,000              (5,000)
  Payments of Other Loans                                                                  (23,000)               --
  Principal Payments of Capital Lease Obligations                                           (4,329)               --
  Sale of Common Stock                                                                     389,000                --
                                                                                          --------            --------
NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                                                                       267,555             (86,516)
                                                                                          --------            --------

NET INCREASE (DECREASE) IN CASH                                                             36,329             (91,796)
CASH, BEGINNING OF PERIODS                                                                  18,000             136,203
                                                                                          --------            --------

CASH, END OF PERIODS                                                                       $54,329             $44,407
                                                                                          ========            ========

                See Notes to Consolidated Financial Statements.

                                                                          PAGE 5
                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       -------------------------
                                                                                        1996               1995
                                                                                        ----               ----
SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
 CASH PAID DURING THE PERIOD FOR :
  Interest                                                                                                 $3,184
  Taxes                                                                                     --               --
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Property Acquired Under Capital Lease                                                 ($32,258)            --

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

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -  ACQUISITION, RECAPITALIZATION AND PUBLIC OFFERING- (Continued)

          (C) On January 16, 1996 the Company consummated a Private Placement Offering of 69,460 shares of the Company's $.05 par value common stock at a price of $2.25 per share. The total offering resulted in gross proceeds of $156,218 of which $116,223 was advanced to the Company prior to December 31, 1995. Each subscriber, in addition to the shares, received demand registration rights, which require the Company to file a Registration Statement upon request of 25% or more of the shares sold in the offering at anytime during the 18 month period commencing 30 days from the closing date. In March 1996, the subscribers demanded that the Company file a Registration Statement covering their shares. The Company at that time was unable to comply with the request. In order to avoid a potential litigation for failing to file a Registration Statement on a timely basis, the Company issued a aggregate of 34,715 additional shares to the subscribers.

          (D) On March 21, 1996, the Company entered into a letter of intent with an investment banking firm (the "Placement Agent"). Pursuant to which the Company will offer $6,000,000 principal amount of the Company's Subordinated Convertible Debenture (the "Debenture"). The principle amount of the Debentures shall be convertible into shares of the Company's common stock at the option of the holder, immediately upon issuance, at a price equivalent to 25% discount from the average high closing bid price for five days prior to the conversion or $1.50, whichever is less. The Debenture bears interest at the rate of 5% per annum payable on April 1 of each year commencing April 1, 1997. The Debentures are redeemable and callable for conversion under certain circumstances. The Company has advanced to the Placement Agent a placement fee equal to 10% of the gross proceeds, a 2% non-accountable expense allowance and to issue 200,000 Warrants to purchases the Company's common stock at $2.25 per share. The Company intends to use the proceeds of this offering to increase its deposit in the PCS auction, build out its paging system and general working capital purposes. As of May 13, 1996 the Company has received $1,250,000 in connection with this transaction.

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

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -  LOAN RECEIVABLE

          As of December 31, 1995, the Company has loaned $550,000 to Threshold Communications, Inc. ( "TCI" ). TCI is a recently formed corporation engaged in the radio paging business, having acquired a paging subscriber base, associated paging hardware, and a paging carrier agreement with SkyTel(R), a company that provides nationwide paging, voice messaging and related messaging services to subscribers and others. TCI has informed the Company that it intends to engage in the radio paging carrier business utilizing, among other assets, one or more 900 megahertz FCC paging licenses for the New York-New Jersey area, a long-term lease for a paging transmission site in New Jersey which it currently owns, and a customer base of approximately 9,000 paging service subscribers. A principal stockholder of TCI is a stockholder of the Company and is related to certain officers, directors and principal stockholders of the Company.

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

          (C) On April 18, 1995, the Company entered into a financing agreement with a bank in the amount of $100,000. This loan is personally guaranteed by the Company's President, cross corporate guaranteed by Free Trade and secured by the Company's inventory. Interest is payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. As of the date hereof, the interest rate was 10.5%. The loan becomes due and payable on April 18, 1996. At March 31, 1996 the balance on this loan was $60,000. This note was temporally extended by the bank .The Company is currently in negotiations with the bank to increase the credit line and extend the due date.

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

          (E) On December 22,1995, the Company entered into a lending arrangement with a bank. In connection therewith, the Company borrowed $450,000 at an interest rate of 1% above the bank's base lending rate, payable in ninety days. At December 31, 1995, the interest rate was 9.75%. The Company deposited a $400,000 three month certificate of deposit with the bank as collateral for such loan. The Certificate earns a 5% interest. The loan is also secured by certain officers' and directors' personal guarantees and inventory. On March 22, 1996 the bank extended the due date 90 days. The note becomes due on June 22, 1996..

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

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -  CAPITAL LEASE

          Capital Leases include $163,834 for equipment. Minimum future lease payments under capital leases as of March 31, 1996 for each of the next five years and in the aggregate are:

                  1996                                           $56,052
                  1997                                            69,181
                  1998                                            51,801
                  1999                                            50,244
                  2000                                            38,334
                                                           --------------
                  Total Minimum Lease Payments                   265,612
                  Less: Amount Representing Interest            (108,638)
                                                           ---------------
                  Present Value of Net
                  Minimum Lease Payments                         156,974
                  Less: Current Maturities
                  included in Current Liabilities                (69,180)
                                                           ---------------
                  Long Term Obligations Under
                  Capital Leases                                 $87,794
                                                           ==============

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

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - CONTINGENT LIABILITIES - (Continued)

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

          The minimum future rental payments under this non-cancelable operating lease for each of the remaining years are:

          1996                                                $ 45,000
          1997                                                  60,000
          1998                                                  60,000
          1999                                                  25,000
                                                              ---------
          Total Minimum Future
          Rental Payments                                     $190,000
                                                              =========

NOTE 18 - AMENDMENT TO CERTIFICATE OF INCORPORATION

          On March 12, 1996, at a meeting of the Company's shareholders a majority of the Company's shareholders voted in favor of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 8,400,000 to 40,000,000.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Cost of electronic equipment sales increased $85,151 compared to the same period in 1995, as a result of higher overall sales of electronic equipment. Gross profit from electronics equipment sales decreased approximately 2.3% from 18.1% to 15.8% during the same period in 1996. The decrease in gross profit was due to greater sales of communications equipment which the Company generally sells at a lower gross profit margin. The Company does not rely on any one major equipment supplier, however, during the quarter the Company purchased 100% of its cellular phones from four suppliers, the loss of any one of them would have a negative impact on the Company.

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

     Selling expenses increased approximately $28,000 for the three months ended March 31, 1996 as compared to the same period in 1995 due to increased advertising and sales commissions paid during the same comparative periods. General and administrative expenses increased approximately $210,000 for the three months ended March 31, 1996 as compared to the same period in 1995. This increase is due to a larger number of employees, higher office and warehouse rental payments and increased legal and accounting expenses compared to the same period of the prior year.

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

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     On March 12, 1996, at a meeting of the Company's shareholders a majority of the Company's shareholders voted in favor of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 8,400,000 shares to 40,000,000 shares.

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

          Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   July 8, 1996
                                        ELECTRONICS COMMUNICATIONS CORP.

                                        By:      /s/ William S. Taylor
                                             ----------------------------------
                                                 William S. Taylor, President