Form 10QSB
period 1996-06-30
ELECTRONICS COMMUNICATIONS CORP
filed 1996-08-20
CIK 926366

=============================================================================

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

For the Quarter Ended
   June 30, 1996                                 Commission  File No. 1-13764


                        ELECTRONICS COMMUNICATIONS CORP.
             (Exact name of Registrant as specified in its Charter)

     Delaware                                        11-2649088
(State of Incorporation)                     (IRS Employer Identification No.)

10 Plog Road, Fairfield, New Jersey                              07004
(Address of Principal Executive Office)                         (Zip Code)

Registrant's telephone number, including area code:   (201) 808-8862

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

                              Yes   [   X   ]         No   [       ]


As of August 8, 1996, there were 4,876,762 shares of Common Stock, $.05 par value outstanding.

==============================================================================

==============================================================================

                      ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS


                                           ASSETS


                                                               JUNE 30      DECEMBER 31,
                                                            -------------- ---------------
                                                                1996            1995
                                                                ----            ----
                                                             (UNAUDITED)
CURRENT ASSETS
  Cash                                                           $925,873         $18,000
  Restricted Cash                                              $1,100,000      $1,100,000
  Accounts Receivable
    (Net of $60,450 and $80,987 Allowance for Doubtful
     Accounts at June 30, 1996 and
     December 31, 1995, respectively.)                          2,186,056       2,204,789
  Inventories                                                     543,818         476,796
  Bid Deposit                                                   1,322,610       1,000,000
  Loan Receivable                                                 106,560         550,000
  Loan Receivable - Stockholder                                    81,034               -
  Prepaid Expenses                                                 73,447          78,849
                                                            -------------- ---------------

                            TOTAL CURRENT ASSETS                6,339,398       5,428,434
                                                            -------------- ---------------
PROPERTY AND EQUIPMENT
  Property and Equipment                                        1,766,348         335,858
  Accumulated Depreciation                                       (182,015)        (75,544)
                                                            -------------- ---------------

                      NET PROPERTY AND EQUIPMENT                1,584,333         260,314
                                                            -------------- ---------------

OTHER ASSETS
  Paging Carrier Agreement                                        978,843               -
  Deferred Private Placement Costs                                507,181         225,787
  Deferred License Costs                                          323,910         293,810
  Security Deposits and Other Assets                              144,040          38,313
  Goodwill                                                         68,497               -
                                                            -------------- ---------------

                              TOTAL OTHER ASSETS                2,022,471         557,910
                                                            -------------- ---------------

                                    TOTAL ASSETS               $9,946,202     $6,246,658
                                                            ============== ===============

                     See Notes to Consolidated Financial Statements.

                             ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS


                                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 JUNE 30,      DECEMBER 31,
                                                               -------------- ---------------
                                                                   1996            1995
                                                                   ----            ----
                                                                (UNAUDITED)
CURRENT LIABILITIES
  Accounts Payable                                                  $952,446      $1,783,344
  Notes Payable - Other                                              489,000          28,000
  Notes Payable - Bank                                             1,145,000       1,225,000
  Notes Payable - Stockholders                                        18,077         252,007
  Current Portion of Obligations Under Capital Leases                 77,170          50,244
  Private Placement Advance                                                -         116,223
  Accrued Expenses and Taxes Payable                                 565,399         248,764
  Customer Deposits                                                   38,742               -
                                                               -------------- ---------------

                       TOTAL CURRENT LIABILITIES                   3,285,834       3,703,582
                                                               -------------- ---------------

LONG TERM LIABILITIES
  Notes Payable Debentures                                         2,315,000               -
  Obligations under Capital Leases                                   375,281          78,801
                                                               -------------- ---------------

                       TOTAL LONG TERM LIABILITIES                 2,690,281          78,801

Minority Interest                                                    470,736               -

STOCKHOLDERS' EQUITY
  Common Stock, par value $.05 per share, 40,000,000
    authorized, issued and outstanding 3,634,324
    at June 30, 1996 and 3,003,697 at December, 31 1995.             206,716         150,186

  Additional Paid-In Capital                                       6,861,834      5,320,629
  Retained (Deficit)                                              (3,643,498)     (2,947,539)
  Notes Receivable arising from Common Stock                         (25,701)        (59,001)
Purchase Warrants Sold
                                                               -------------- ---------------

                      TOTAL STOCKHOLDERS' EQUITY                   3,499,351       2,464,275
                                                               -------------- ---------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $9,946,202      $6,246,658
                                                               ============== ===============

                     See Notes to Consolidated Financial Statements.

                                   ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                                     (UNAUDITED)


                                                       THREE MONTHS ENDED                SIX MONTHS ENDED

                                                            JUNE 30,                  JUNE 30,       JUNE 30,
                                                 --------------------------------  ------------------------------
                                                      1996             1995             1996           1995
                                                      ----             ----             ----           ----
SALES
  Electronics                                         $1,230,268        $818,820      $2,213,996      $1,725,646
  Commissions                                          1,036,169         708,125       2,315,967       1,404,063
                                                 ---------------- ---------------  -------------- ---------------

                                     TOTAL SALES       2,266,437       1,526,945       4,529,963       3,129,709
                                                 ---------------- ---------------  -------------- ---------------

COST OF SALES
  Electronics                                            971,918         613,992       1,799,734       1,356,657
  Commissions                                            808,962         540,777       1,698,397       1,107,708
                                                 ---------------- ---------------  -------------- ---------------

                             TOTAL COST OF SALES       1,780,880       1,154,769       3,498,131       2,464,365
                                                 ---------------- ---------------  -------------- ---------------

                                    GROSS PROFIT         485,557         372,176       1,031,832         665,344
                                                 ---------------- ---------------  -------------- ---------------

EXPENSES
  Selling                                                380,566         125,354         514,694         231,423
  General and Administrative                             685,111         207,808       1,072,239         384,394
                                                 ---------------- ---------------  -------------- ---------------

                                  TOTAL EXPENSES       1,065,677         332,963       1,399,433         615,817
                                                 ---------------- ---------------  -------------- ---------------

OPERATING INCOME (LOSS) BEFORE OTHER EXPENSES
 AND INCOME TAXES                                       (580,120)         39,213        (555,101)         49,527
                                                 ---------------- ---------------  -------------- ---------------

OTHER EXPENSES
  Interest Expense - Net                                 $43,327         $12,580          67,089          36,886
  Settlement of Potential Litigation                           -               -          73,769               -
  Amortization of Bridge Financing Costs                       -        $213,958               -         606,943
                                                 ---------------- ---------------  -------------- ---------------

                            TOTAL OTHER EXPENSES          43,327         226,538         140,858         643,829
                                                 ---------------- ---------------  -------------- ---------------

NET LOSS BEFORE INCOME TAXES                            (623,447)       (187,325)       (695,959)       (594,302)
  Income Taxes                                                 -               -                -              -
                                                 ---------------- ---------------  -------------- ---------------

NET LOSS                                                (623,447)       (187,325)       (695,959)       (594,302)
RETAINED (DEFICIT), BEGINNING OF PERIOD               (3,020,051)       (725,557)     (2,947,539)       (318,580)
                                                 ---------------- ---------------  -------------- ---------------

RETAINED (DEFICIT), END OF PERIOD                    ($3,643,498)     ($912,882)    ($3,643,498)      ($912,882)
                                                 ================ ===============  ============== ===============



LOSS PER COMMON SHARE                                     ($0.19)         ($0.06)         ($0.21)         ($0.18)
                                                 ================ ===============  ============== ===============

AVERAGE COMMON SHARES OUTSTANDING (NOTE 11)            3,299,792       3,299,792       3,299,792       3,299,792
                                                 ================ ===============  ============== ===============


                     See Notes to Consolidated Financial Statements.


                                   ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)


                                                                          SIX MONTHS ENDED
                                                                   ------------------------------
                                                                      JUNE 30,       JUNE 30,
                                                                   ------------------------------
                                                                        1996           1995
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                             ($695,959)      ($594,302)

  Adjustments to Reconcile Net Loss to
  Net Cash Used By Operations:
  Issue of Common Stock For Marketing Agreement                          187,500
  Depreciation and Amortization                                           21,881         625,921
  Non-Cash Settlement of Potential Litigation                             73,762
  Changes in:
    Accounts Receivable                                                  293,636         134,345
    Inventories                                                            4,208        (263,360)
    Prepayments                                                           17,065         (44,697)
    Accounts Payable                                                  (1,123,540)       (797,652)
    Accrued Expenses and Taxes Payable                                   222,325          14,588
    Customer Deposits                                                     38,742          (5,328)
 Changes in assets and liabilities net of effects
 from purchase of Threshold Communications, Inc.
    Accounts Receivable                                                 (274,903)              -
    Inventory                                                            (71,230)              -
    Prepaid Expenses                                                     (11,663)              -
    Accounts Payable                                                     292,642               -
    Accrued Expenses and Taxes Payable                                       904               -
    TOTAL ADJUSTMENTS                                                   (328,671)       (336,183)
                                                                   -------------- ---------------
NET CASH USED BY
OPERATING ACTIVITIES                                                  (1,024,630)       (930,485)
                                                                   -------------- ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES
  Stockholder Loans Receivable                                           (81,034)              -
  Notes Receivable arising from Common Stock                              33,300               -
Purchase Warrents
  Deferred Private Placement Costs                                      (281,394)              -
  Deferred License Costs                                                 (30,100)              -
  Additions to Property and Equipment                                   (221,545)       (315,994)
  Bid Deposit                                                           (322,610)              -
  Payment for purchase of Threshold Communications, Inc.
    net of cash acquired                                                (180,556)              -
  Other Assets                                                           (82,149)       (107,956)
                                                                   -------------- ---------------
NET CASH USED BY INVESTING
ACTIVITIES                                                            (1,166,088)       (423,950)
                                                                   -------------- ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES
  Payments of Shareholder Loans                                         (243,071)          7,276
  Proceeds of Other Loans                                                111,000         (45,000)
  Payments of Bridge Loans                                                      -       (800,000)
  Payments of Bank Loans                                                 (80,000)        (90,000)
  Proceeds from Debentures                                             2,808,406         100,000
  Principal Payments under Capital Lease Obligation                      (28,994)              -

  Sale of Common Stock                                                   531,250       3,869,937
                                                                   -------------- ---------------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                             3,098,591       3,042,213
                                                                   -------------- ---------------

NET INCREASE IN CASH                                                     907,873       1,687,778
CASH, BEGINNING OF PERIODS                                                18,000         136,203
                                                                   -------------- ---------------
CASH, END OF PERIODS                                                    $925,873      $1,823,981
                                                                   ============== ===============

                     See Notes to Consolidated Financial Statements.

                   ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                     JUNE 30,       JUNE 30,
                                                  ------------------------------
                                                       1996           1995
                                                       ----           ----

SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
 CASH PAID DURING THE YEAR FOR :
  Interest                                             $67,089         $36,886

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Property Acquired Under Capital Leases             ($352,400)              -













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


          In February 1995, the Company formed Electrocomm Wireless, Inc., a Delaware corporation as a subsidiary, to become a radio paging and two-way radio carrier in the New York Metropolitan Area and the State of New Jersey. On January 6, 1995, Electrocomm Wireless, Inc. entered into a one year contract to utilize the transmission facilities of an unaffiliated paging carrier to commence paging operations. The agreement required a non-refundable one-time connection fee of $20,000, a monthly per diem charge per radio paging customer and the Company's pro rata share of monthly access charges. The contract expired in January and was not renewed. The Company is in the process of securing FCC licensing for paging, two-way radio transmission and personal communication services.


          In July 1995 the Company formed Personal Communications Network, Inc. a Delaware corporation, as a wholly owned subsidiary to participate in the Federal Communications Commission auction for licenses to engage in personal communications services ("PCS"). The Company has posted a bid deposit of $1,000,000. On May 8, 1996 the Company obtained six PCS licenses entitling it to operate wireless PCS telephone systems covering nearly 1.5 million people in three states.

          On June 28, 1996, the Company acquired 51% of Threshold
          Communications, Inc. (which engages in the business of providing radio paging services in the New York Metropolitan Area.)

          On March 22, 1996, Threshold Communications, Inc. ("TCI") acquired substantially all of the assets and assumed certain liabilities of General Communications and Electronics, Inc. ("GCE"). TCI also acquired as part of this transaction 56 2/3% of the outstanding stock of General Towers of America, Inc. (which engages in the business of providing two way radio services in the New York Metropolitan Area). TCI and its subsidiary General Towers of America, Inc. ("GTA") are treated as subsidiaries of the company.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-SB for the year ended December 31, 1995.

         (B) Principles of Consolidation

          The consolidated financial statements include the accounts of Electronics Communications Corp., subsequent to the Acquisition, and its wholly-owned subsidiaries, Free Trade Distributors, Inc., Trade Zone Distributors, Inc. (Trade Zone Distributors , Inc. has a wholly owned subsidiary, Trade Zone Distributors, II, Inc. which is an inactive, non-operating entity), Electrocomm Wireless, Inc., Personal Communications Network, Inc. and its majority owned subsidiary of Threshold Communications, Inc. and TCI's majority owned subsidiary General Towers of America, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (C) Property and Equipment


          Property and equipment are recorded at cost. Depreciation is provided using accelerated methods over the estimated useful lives of the respective assets (5 to 7 years). Depreciation expense charged to operations for the six months ended June 30, 1996 and 1995 was $21,881 and $18,978, respectively.


         (D) Inventories

          Inventories are valued at the lower of cost or market, cost is determined using the first in, first out method.

         (E) Revenue Recognition


          It is the Company's policy to categorize revenue into either sales from electronic goods, commissions for fees earned on sales of cellular radio service contracts, or sales from its radio paging and two way radio services. Sales from electronic goods includes but is not limited to cellular phones and related accessories and other electronic automobile and office products. Revenue from the above mentioned products are recognized when they are shipped. Revenues from sales of electronic goods represented 57% of the Companies total revenue in 1995. Commissions are inclusive of fees earned for the sale of cellular radio service contracts and residuals received on those contracts. Revenues and related commissions from the sale of the service contracts are recognized at the point of activation. Revenues from residuals are realized when approved by the cellular radio service supplier and are paid on customer usage for a maximum of three years. Commission revenue represented 43% of the Company's total revenue in 1995. The Company establishes a reserve of 3.5% for charge-backs on customers that prematurely terminate cellular service. In addition to the commissions paid by the cellular radio supplier, the Company receives co-op fees. Co-op fees are reimbursements of expenditures that are approved by the cellular radio supplier for advertising and promotion in connection with the sale of cellular radio contracts. Revenues from radio paging and two way radio services are recognized in the beginning of the month for which they are invoiced.

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

         (C) On January 16, 1996 the Company consummated a Private Placement Offering of 69,460 shares of the Company's $.05 par value common stock at a price of $2.25 per share. The total offering resulted in gross proceeds of $156,218 of which $116,223 was advanced to the Company prior to December 31, 1995. Each subscriber, in addition to the shares, received demand registration rights, which require the Company to file a Registration Statement upon request of 25% or more of the shares sold in the offering at anytime during the 18 month period commencing 30 days from the closing date. In March 1996, the subscribers demanded that the Company file a Registration Statement covering their shares. The Company at that time was unable to comply with the request. In order to avoid a potential litigation for failing to file a Registration Statement on a timely basis, the Company issued a aggregate of 34,715 additional shares to the subscribers. The additional cost of these shares issued were treated as an increase of additional paid in capital and expensed as a settlement of potential litigation.

         (D) On March 21, 1996, the Company entered into a letter of intent with an investment banking firm (the "Placement Agent"), pursuant to which the Company will offer $6,000,000 principal amount of the Company's Subordinated Convertible Debenture (the "Debenture"). The principal amount of the Debentures shall be convertible into shares of the Company's common stock at the option of the holder, immediately upon issuance, at a price equivalent to 25% discount from the average high closing bid price for five days prior to the conversion or $1.50, whichever is less. The Debenture bears interest at the rate of 5% per annum payable on April 1 of each year commencing April 1, 1997. The Debentures are redeemable and callable for conversion under certain circumstances and are due April 1, 2002. The Company has advanced to the Placement Agent a placement fee equal to 10% of the gross proceeds, a 2% non-accountable expense allowance and to issue 200,000 Warrants to purchase the Company's common stock at $2.25 per share. The Company intends to use the proceeds of this offering to increase its deposit in the PCS auction, build out its paging system and general working capital purposes. On June 25, 1996 $400,000 was converted into 266,667 shares of Common Stock in accordance with the Debenture.

         (E) On April 8, 1996, the Company entered into a contractual agreement with a public relations and direct marketing firm for the intention of making its name and business better known to shareholders, investors and brokerage houses. The agreement is for a period of four months. The Company issued 100,000 shares of its Common Stock and expensed $187,500 for Marketing Cost.

         (F) On May 22, 1996, the Company completed a private placement of 500,000 shares of unregistered Common Stock for $625,000 ($1.25 per share). The Company paid $93,750 in associated placement fees and legal costs.

         (G) On June 28, 1996, the Company purchased 51% of the common stock of TCI and its majority owned subsidiary GTA for $725,000 in cash and $389,000 of its common stock (194,500 shares at $2.00 per share).

NOTE 3 -  ACCOUNTS RECEIVABLE

          Accounts Receivable consist of amounts due for sales of electronic goods, commissions due from major cellular radio suppliers and from sales of radio paging and two way radio service. Components of Accounts Receivable are $1,132,851 for the sale of electronic goods, $282,697 for commissions, and $299,708 for the sale of radio paging and two way radio service at June 30, 1996 and $1,503,303, $782,473 and $ -0- at December 31, 1995.

NOTE 4 -  OTHER ASSETS

         (A) Deferred private placement costs consist of certain legal, accounting, printing fees and other costs in connection with the private placement described in Note 2D. Those costs, together with any additional costs incurred in connection with the placement will be recorded as a reduction of the proceeds to be received from the sale of the securities offered.

         (B) Deferred License Costs consists of various legal, consulting and registration fees in connection with obtaining paging licenses, two-way radio licenses and ersoanl communication service licensing. Any interest cost associated with obtaining these licenses will be capitalized. The licenses when put into service will be amortized over a fifteen year period.

         (C) The Paging Carrier Agreement consists of six paging licenses with various paging carriers. The cost of such agreements are being amortized over a fifteen year period.


NOTE 5 -  LOAN RECEIVABLE

          As of December 31, 1995, the Company has loaned $550,000 to TCI. TCI is a recently formed corporation engaged in the radio paging business, having acquired a paging subscriber base, associated paging hardware, and a paging carrier agreement with SkyTel(R), a company that provides nationwide paging, voice messaging and related messaging services to subscribers and others. TCI has informed the Company that it intends to engage in the radio paging carrier business utilizing, among other assets, one or more 900 megahertz FCC paging licenses for the New York-New Jersey area, a long-term lease for a paging transmission site in New Jersey which it currently owns, and a customer base of approximately 9,000 paging service subscribers.

          On March 22, 1996, TCI has entered into an agreement to acquire approximately 6,000 paging service subscribers and other related assets. The Company has advanced and additional $175,000 in cash and $389,000 in Common Stock to TCI and has guaranteed certain obligations in the amount of $739,000 for TCI. As of the date hereof, the Company had not entered into an agreement as to an acquisition or investment in TCI.

          On November 1, 1995, the Company entered into an agreement (the "Agreement") with TCI which superseded a prior agreement between the parties. Under the Agreement, in consideration of the aforesaid advances and guarantees, the Company obtained an exclusive option from TCI to acquire or invest in TCI on terms to be mutually agreed upon. The option agreement further provides that if, on or before January 31, 1996, the acquisition of TCI by the Company or an investment by the Company in TCI has not been consummated, the Company may demand repayment of these advances. If such advances are not repaid within ten business days of such demand, the Company, at its option, may foreclose on 100% of the stock of TCI which has been pledged as collateral for the advances. The Agreement recites that the specific terms of any acquisition of or investment in TCI cannot be determined at this time and that the Company is under no obligation to complete any such transaction. Any such transaction will require the approval of the Board of Directors of the Company and will be subject to the entry into definitive written agreements.

          On June 28, 1996, TCI satisfied its indebtedness to the Company as described by the transaction in Note 2E.

          On June 30, 1996 the loan receivable consists solely of a note due from one of the Company's consultants. This note is due December 31, 1996 and bears an interest rate of 8% payable on demand.

NOTE 6 -  BID DEPOSIT

          The Company had participated in a Federal Communications Commission (the "FCC") auction for Personal Communication Services licenses. The FCC required an advance payment in the amount of $1,000,000 which is fully refundable in the event the Company is not the highest bidder. On May 8, 1996 the Company obtained six PCS licenses entitling it to operate wireless PCS telephone systems covering nearly 1.5 million people in three states.

NOTE 7 -  NOTES PAYABLE

          Notes Payable consist of the following:

         (A) Notes Payable-Other in the amount of $28,000 at December 31, 1995, and $5,000 at June 30, 1996 with interest at 10%, are payable on demand. Payment of the notes are personally guaranteed by certain officers and stockholders, and secured by a pledge of their personal property.

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

          In connection with TCI's acquisition of GCE, the Company assumed a $350,000 non-interest bearing note payable to a corporation owned by a shareholder of the Company.


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


         (C) On April 18, 1995, the Company entered into a financing agreement with a bank in the amount of $100,000. This loan is personally guaranteed by the Company's President, cross corporate guaranteed by Free Trade and secured by the Company's inventory. Interest is payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. As of the date hereof, the interest rate was 10.5%. The loan becomes due and payable on April 18, 1996. At June 30, 1996 the balance on this loan was $45,000. This note was temporarily extended by the bank . On June 17, 1996 the bank extended the due date until April 17, 1997.

         (D) On October 6, 1995, the Company entered into a lending arrangement with a bank. In connection therewith, the Company could borrow up to $700,000 at an interest rate of 3/4% above the bank's base lending rate, payable on demand. At December 31, 1995, the interest rate was 9.5%. The Company deposited a $700,000 three month certificate of deposit with the bank as collateral for such loan. The Certificate earns a 5% interest. The loan is also secured by certain officers' personal guarantees, 245,000 shares of their stock and all the assets of the Company. On January 6, 1996 and then again on April 6, 1996 the bank extended the due date 90 days. The note has been extended until October 6, 1996.

         (E) On December 22,1995, the Company entered into a lending arrangement with a bank. In connection therewith, the Company borrowed $450,000 at an interest rate of 1% above the bank's base lending rate, payable in ninety days. At December 31, 1995, the interest rate was 9.75%. The Company deposited a $400,000 three month certificate of deposit with the bank as collateral for such loan. The Certificate earns a 5% interest. The loan is also secured by certain officers' and directors' personal guarantees and inventory. On March 22, 1996 the bank extended the due date 90 days. The note has been extended until September 22, 1996.

NOTE 8 -  CAPITAL LEASE

          Capital Leases include $163,834 for equipment. Minimum future lease payments under capital leases as of June 30, 1996 for each of the next five years and in the aggregate are:

                          1996                                $99,247
                          1997                                149,806
                          1998                                132,448
                          1999                                130,870
                          2000                                114,122
                                                          ------------
                          Total Minimum Lease Payments        624,493
                          Less: Amount Representing          (174,042)
                          Interest
                                                          -------------
                          Present Value of Net
                          Minimum Lease Payments              452,451
                          Less: Current Maturities
                          included in Current                 (77,170)
                          Liabilities
                                                          -------------
                          Long Term Obligations Under
                          Capital Leases                     $375,281
                                                          ============

          The interest rates on the capitalized leases rage from 10% to 29.17% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessors implicit rate of return.

NOTE 9 -  NOTES PAYABLE-STOCKHOLDERS

          Notes Payable-Stockholders are unsecured and payable on demand with interest at rates from 7.5% to 10.65% per annum on the outstanding principal at June 30, 1996 and December 31, 1995.

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

         (D) On May 17, 1995, the Company entered into an employment agreement with Mr. Les Winder , which agreement was amended on October 1, 1995. The term of the agreement is for five years with an option for additional one year terms. The agreement provides for annual compensation of $137,500 during the term of the employment agreement and entitles the President to certain fringe benefits, including automobile maintenance, disability insurance, medical benefits and life insurance coverage. Mr. Winder has agreed that during the term of his agreement and for 6 months thereafter (unless the agreement is terminated without cause), he will be subject to non-competition provisions. Upon termination of employment without cause, Mr. Winder will be entitled to a lump sum payment of $50,000 multiplied by the number of years of his employment by the Company.

NOTE 16 - MAJOR SUPPLIERS


          During the year ended December 31, 1994 and 1995 Free Trade Distributors, Inc. purchased 100% of its cellular telephones and related accessories from four major suppliers and Trade Zone Distributors, Inc. received 100% of its income from two cellular radio suppliers.


NOTE 17 - OPERATING LEASE


          In early 1994, the Company's leased office and warehouse space under an operating lease agreement on a month to month basis. The rental expense for the period ended June 30, 1996 and June 30, 1995 was $76,657 and $29,798 respectively.

          On May 20, 1994 Free Trade Distributors Inc. entered into a five year operating lease expiring May 31, 1999 for an 8,000 square foot warehouse and office facility.

          On May 15, 1996. the Company entered into a five year operating lease expiring May 31, 2001 for a 14,000 square foot warehouse and office facility.


          The minimum future rental payments under these non-cancelable operating leases for each of the remaining years are:

          1996                                   $  85,443
          1997                                     170,888
          1998                                     170,888
          1999                                     135,888
          2000                                     110,888
                                                 ----------
          Total Minimum Future
          Rental Payments                         $673,995
                                                 ==========

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

RESULTS OF OPERATIONS

Three Months  Ended June 30, 1996  Compared to the Three Months Ended June 30,
1995

      During the three months ended June 30, 1996 revenues from sales increased $739,492 or 48.4% compared to the same period in 1995. Electronic equipment sales increased $411,448, activation commissions and residual income increased during the period by approximately $328,044 or approximately 50.3% and 46.3% respectively. The increase in electronic equipment resulted from an aggressive marketing effort. The Company sold a greater percentage of communication equipment, versus home/office equipment in this quarter compared to last year. The increase in commissions was due to increased activations of cellular telephone numbers, as a direct result of an advertising campaign for the Company's direct sales division and an increase in residuals as a result of the Company's larger subscriber base with Bell Atlantic/Nynex Mobile.

      Cost of electronic equipment sales increased $357,926 compared to the same period in 1995, as a result of higher overall sales of electronic equipment. Gross profit from electronics equipment sales decreased approximately 4% from 25% to 21% during the same period in 1996. The decrease in gross profit was due to greater sales of communications equipment which the Company generally sells at a lower gross profit margin. The Company does not rely on any one major equipment supplier, however, during the quarter the Company purchased 100% of its cellular phones from four suppliers, the loss of any one of them would have a negative impact on the Company.

      Cost of activation commissions and residual income increased $268,185 compared to the same period in 1995, due to an increase in revenues. The gross profit percentage related to these sales decreased approximately 1.7% from 23.6% for the three months ended June 30, 1995 versus 21.9% for the three months ended June 30, 1996 as a result of relatively greater sales through sales agents.

      Selling expenses increased approximately $255,000 for the three months ended June 30, 1996 as compared to the same period in 1995 due to increased advertising and sales commissions paid during the same comparative periods. General and administrative expenses increased approximately $477,502 for the three months ended June 30, 1996 as compared to the same period in 1995. This increase is due to a larger number of employees, expenses related to moving the Company headquarters, increased legal and accounting expenses related to the successful bid for personal communications service licenses, a $187,500 non-cash expense related to the issuance of 100,000 shares of the Company's common stock to a financial public relations firm and legal fees related to the legal action commenced against Toshiba America Consumer Products, Inc.

      The Company had a net operating loss before other expenses and income taxes of $(580,120) for the three months ended June 30, 1996 compared to a profit of $39,213 for the three months ended June 30, 1995.

      Interest expenses increased approximately $30,000 compared to the same period in 1995. However, the Company did not experience any additional non-cash financing costs, comparable to those incurred in 1995 as a result of the Company's Bridge Financing completed in December 1994

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995

      During the six months ended June 30, 1996 revenues from sales increased approximately $1,400,254 or 44.7% compared to the same period in 1995. Electronic equipment sales increased approximately $488,350, activation commissions and residual income increased during the period by approximately $911,904 or approximately 28.3% and 64.9% respectively. The increase in electronic equipment resulted from an aggressive marketing effort. The Company sold a greater percentage of communication equipment, versus home/office equipment in this quarter compared to last year. The increase in commissions was due to increased activations of cellular telephone numbers, as a direct result of an advertising campaign for the Company's direct sales division and an increase in residuals as a result of the Company's larger subscriber base with Bell Atlantic/Nynex Mobile.

      Cost of electronic equipment sales increased $443,077 compared to the same period in 1995, as a result of higher overall sales of electronic equipment. Gross profit from electronics equipment sales decreased approximately 2.7% from 21.4% to 18.7% during the same period in 1996. The decrease in gross profit was due to greater sales of communications equipment which the Company generally sells at a lower gross profit margin. The Company does not rely on any one major equipment supplier, however, during the quarter the Company purchased 100% of its cellular phones from four suppliers, the loss of any one of them would have a negative impact on the Company.

      Cost of activation commissions and residual income increased $590,689 compared to the same period in 1995, due to an increase in revenues. The gross profit percentage related to these sales increased approximately 5.6% from 21.1% for the six months ended June 30, 1995 versus 26.7% for the six months ended June 30, 1996 as a result of relatively greater sales through sales agent.

      Selling expenses increased approximately $283,271 for the six months ended June 30, 1996 as compared to the same period in 1995 due to increased advertising and sales commissions paid during the same comparative periods. General and administrative expenses increased approximately $687,845 for the six months ended June 30, 1996 as compared to the same period in 1995. This increase is due to a larger number of employees, expenses related to moving the Company headquarters, increased legal and accounting expenses related to the successful bid for personal communications service licenses, a $187,500 non-cash expense related to the issuance of 100,000 shares of the Company's common stock to a financial public relations firm and legal fees related to the legal action commenced against Toshiba America Consumer Products, Inc.

      The Company had a net operating loss before other expenses and income taxes of approximately $(555,101) for the six months ended June 30, 1996 compared to a profit of $49,527 for the six months ended June 30, 1995.

      Interest expenses increased approximately $30,203 compared to the same period in 1995. However, the Company did not experience any additional non-cash financing costs, comparable to those incurred in 1995 as a result of the Company's Bridge Financing completed in December 1994

LIQUIDITY AND CAPITAL RESOURCES

      The operations of the Company's subsidiaries since inception in 1991 to date have been funded principally from cash flow from operations, capital investments and loans from officers, directors, principal stockholders and third parties. Although the officers and directors of the Company have provided the financial accommodations to the Company in the past, there can be no assurance that they will continue to do so in the future. In addition, the Company has a $100,000 revolving line of credit with a bank. This loan is personally guaranteed by the Company's President and a cross corporate guaranty of Free Trade and secured by the Company's inventory. As of June 30, 1996, there was an outstanding balance under this loan of $100,000 with interest payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. As of June 30, 1996, the interest rate was 10.5%. This loan is due and payable on April 17, 1999.

      On October 6, 1995 the Company entered into a lending arrangement with a bank. In connection therewith, the Company can borrow up to $700,000 at an interest rate of 3/4% above the bank's base loan rate. As of June 30, 1996, the interest rate was 9.5%. The Company deposited a $700,000 three month certificate of deposit with the bank as collateral for such loan. The certificate of deposit earns 5% interest. The loan is also secured by certain officers' personal guarantees, 245,000 shares of their stock and all of the assets of the Company. The note is a ninety date note which becomes due and payable on October 6, 1996. The note has been renewed for successive three month terms since January 6, 1996.

      On December 22, 1995, The Company entered into a lending arrangement with a bank. In connection therewith, the Company borrowed $450,000 at an interest rate of 1% above the bank's base lending rate, payable in ninety days. On March 31, 1996, the interest rate was 9.75%. The Company deposited a $400,000 three month certificate of deposit with the bank as collateral for such loan. The Certificates earns a 5% interest. The loan is also secured by certain officers' and directors', personal guarantees and the Company's inventory. This is also a 90 day note which becomes due September 22, 1996 and has been renewed successively since March 1996.

      On June 30, 1996, the Company had working capital of $3,053,564, as compared to a working capital of approximately $1,724,852 at December 31, 1995. Included in the working capital is a $1,100,000 which has been deposited with the bank as collateral for the above described loans. The working capital increase is due to the Company's sale of long term debt offset in part by a decrease in receivables compared to last year end.

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

      On November 1, 1995 the Company acquired an exclusive option to purchase TCI in consideration of the above mentioned loans. On June 28, 1996 the Company acquired 51% of the issued and outstanding capital of TCI. See "Item 5. Other Information."

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

      The Company has agreed to pay the Placement Agent a placement fee equal to 10% of the gross proceeds, a 2% non-accountable expense allowance, issue 200,000 Warrants to purchase the Company's common stock at $2.25 per share, and issue 1,350,000 Class A Warrants. The Company intends to use the proceeds of this offering to increase its deposit in the PCS auction, and general working capital purposes. As of June 30, 1996 the Company has received gross proceeds from this offering of $2,715,000.

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

            None

ITEM 5.    OTHER INFORMATION

      On May 8, 1996, the Company's wholly owned subsidiary, Personal Communications Network, Inc. won six Personal Communications Services ("PCS") licenses entitling the Company to operate wireless PCS telephone systems covering nearly 1.5 million people in three states.

      The licenses were won in the recently concluded Federal Communication Commissions ("FCC") "C" Block Auction. The markets awarded the Company include Elmira-Corning, New York; Bangor/Lewiston - Auburn/Waterville-Augusta, Maine; and Burlington /Rutland- Bennington, Vermont. The Vermont markets encompass virtually the whole state. The Maine markets cover a majority of the population and most of the state geographically.

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

      On June 28, 1996, the Company completed the acquisition of 51% of the issued and outstanding stock of Threshold Communications, Inc. ("TCI") for an aggregate purchase price of $1,114,000. Previously, the Company loaned TCI an aggregate of $725,000, which in addition to 194,500 shares of the Company's Common Stock (at the time was $2.00 per share) represented the consideration paid by the Company. TCI is a recently formed corporation engaged in the radio paging business. TCI has recently acquired a paging subscriber base, associated paging hardware and a paging carrier agreement with Skytel, a company that provides nationwide paging, voice messaging and related messaging services to subscribers and others. In addition, TCI owns a 900 megahertz FCC paging license in the Paging Service Area and holds a long-term lease for a paging transmission site.

      On March 22, 1996 TCI acquired substantially all of the assets and assumed certain liabilities of General Communications and Electronics, Inc. ("GCE"). As part of the transaction with GCE, TCI, became a paging reseller with a subscriber base of approximately 9,000 persons. TCI offers paging service primarily through various paging carriers in the New York metropolitan area. TCI offers national paging service through a sales and distribution agreement with Skytel. Under this agreement, TCI pursues regional and national accounts through its present dealer network in the Paging Service Area. TCI also has the necessary infrastructure to operate a paging operation, including but not limited to a full service technical shop and repair facility, engineering capability, marketing and sales force, billing and collection systems and ancillary product support capability for paging related products.

      On March 21, 1996, the Company entered into a letter of intent with an investment banking firm (the "Placement Agent"). Pursuant to which the Company will offer $6,000,000 principal amount of the Company's Subordinated Convertible Debenture (the "Debenture"). The principle amount of the Debentures shall be convertible into shares of the Company's common stock at the option of the holder, immediately upon issuance, at a price equivalent to 25% discount from the average high closing bid price for five days prior to the conversion or $1.50, whichever is less. The Debenture bears interest at the rate of 5% per annum payable on April 1 of each year commencing April 1, 1997. The Debentures are redeemable and callable for conversion under certain circumstances. The Company has agreed to the Placement Agent a placement fee equal to 10% of the gross proceeds, a 2% non-accountable expense allowance and to issue 200,000 Warrants to purchase the Company's common stock at $2.25 per share. As of the date hereof, the Company has sold an aggregate of $2,715,000 of the Debentures. Such proceeds were received by the Company in two tranches. The Placement Agent has advised the Company that it has temporarily concluded offering the debentures and will start a new offering on or about July 1, 1996. The Company has used the proceeds of this offering pay its downpayment for the licenses it won in the recently concluded PCS auction, build out its paging system and general working capital purposes.

      In May, 1996 the Company sold an aggregate of 500,000 shares of its Common Stock for $625,000 or $1.25 per share. The Company received net proceeds from this sale of $543,750. The Company utilized the proceeds generated by this issuance of stock for general working capital purposes.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 16, 1996
                                    ELECTRONICS COMMUNICATIONS CORP.

                                    By:   /s/ William S. Taylor
                                        -------------------------------
                                          William S. Taylor