Form 10KSB/A
period 1995-12-31
ELECTRONICS COMMUNICATIONS CORP
filed 1996-10-01
CIK 926366

                                FORM 10-KSB / A-2

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1995
                          -------------------

Commission File Number:  0-24486

                        ELECTRONICS COMMUNICATIONS CORP.
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                                 11-2649088
  (State or other jurisdiction of           (I.R.S Employer Identification No.)
    incorporation or organization)

        10 Plog Road, Fairfield, New Jersey                        07004
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:           (201) 808-8862

Securities registered pursuant to Section 12 (b) of the Act:

                                     Name of each exchange on which
Title of each class                     each class is registered
-------------------                     ------------------------
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

     As of March 27, 1996, there were 3,073,127 shares of the registrant's common stock, $.05 par value, issued and outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE:

     Document                                     Form 10-KSB Reference
     --------                                     ---------------------
Certain Previously Filed Exhibits                           IV

 ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information concerning all remuneration paid by the Company for the year ended December 31, 1995 to the Company's executive officers and all executive officers as a group:

    Name                    Position                              Salary
    ----                    --------                              ------

William S. Taylor        President, CEO and Chairman             $ 166,641
Les Winder               Executive Vice President and Treasurer    117,245
Brenda Taylor            Secretary and Director                     38,278
                                                                 ---------
All executive officers
  as a group (three persons)                                     $ 322,164
                                                                 ---------
                                                                 ---------
STOCK OPTION PLAN

     On September 27, 1994, the Board of Directors of the Company adopted a Stock Option Plan (the "Plan") The Plan was amended by the Board of Directors on November 22, 1994, and approved by stockholders on February 15, 1996, to increase the number of shares as to which options may be granted from 100,000 to 300,000. The Plan permits the granting of awards to employees, directors and consultants of the Company stock options. Stock options granted under the Plan may be "incentive stock options," meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options which do not meet the requirements of Section 422. The Plan provides that 300,000 shares of Common Stock are reserved for issuance pursuant to awards granted under the Plan. As of the date hereof, there were 20,000 shares subject to stock options outstanding under the Plan. All options granted pursuant to the Plan will be at least 85% of the fair market value of the Company's Common Stock on the date of grant.

     The Plan is administered by a committee which was appointed by the Board of Directors. The Plan gives broad powers to the committee to administer and interpret the Plan, including the authority to select the individuals to be granted options, and to prescribe the particular form and conditions of each option granted.

B WARRANTS

     On November 22, 1994, the Board of Directors of the Company authorized the sale to officers, directors, principal stockholders and consultants of the Company an aggregate of 1,000,000 B Warrants to purchase 1,000,000 shares of Common Stock at $5.00 per share. The price per B Warrant is $.10. On January 20, 1995, the Company agreed to reduce the exercise price of an aggregate of 300,000 B Warrants from $5.00 to $2.50 owned by William S. Taylor (150,000), Brenda Taylor (75,000) and Stewart Taylor (75,000). In addition, the exercise period of these 300,000 B Warrants was changed so that they did not become exercisable until February 1, 1996 and expire on May 12, 1999. In exchange, the Company received certain financial guarantees and extensions of certain loans
due by the Company to William S. Taylor and Stewart Taylor.   On November 16,
1995, William S. Taylor, Brenda Taylor, Stewart Taylor and Les Winder each sold for $10 per B Warrant, 33,250 B Warrants or an aggregate of 133,000 B Warrants to Mr. Joseph Albanese. On November 16, 1995, William S. Taylor, Brenda Taylor and Stewart Taylor each sold, for $.10 per B Warrant 50,000 B Warrants or an aggregate of 150,000 B Warrants to Gary Holman. On November 16, 1995, Les Winder sold, for $.10 per B Warrant, 50,000 B Warrants to Deborah Lanava (40,000), and Merritt Fine (5,000) and Pauline Eskovitz (5,000). On November 20, 1995, the Board of Directors authorized an amendment to the Warrant Agreement between the Company and American Stock Transfer and Trust Company, (the Company's Warrant Agent) to provide for the consolidation of B Warrant having the same economic terms as outstanding A Warrants and to permit the holders of such B Warrants to hold A Warrants. Accordingly, as of the date hereof, there are 300,000 B Warrants remaining outstanding. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" and "Item 12. Certain Relationships and Related Transactions."

EMPLOYMENT AGREEMENTS

     Effective December 1, 1994, the Company entered into an employment agreement with Mr. Taylor for a term of five years with an option for additional three one-year terms. The agreement provides for annual compensation of $150,000 during the term of the employment agreement and entitles Mr. Taylor to certain fringe benefits, including an automobile, maintenance, disability insurance, medical benefits and life insurance coverage. Mr. Taylor has agreed that during the term of his agreement and for 12 months thereafter (unless the agreement is terminated without cause), he will be subject to non-competition provisions. Upon termination of employment without cause, Mr. Taylor will be entitled to a lump sum payment of $75,000 times the number of years of his employment by the Company.

     On May 17, 1995, the Company entered into an employment agreement with Mr. Les Winder, which agreement was amended on October 1, 1996. The term of the agreement is for five years with an option for additional one year terms. The agreement provides for annual compensation of $137,500 during the term of the employment agreement and entitles Mr. Winder to certain fringe benefits, including an automobile (leasing and insuring), disability insurance, medical benefits and life insurance coverage. Mr. Winder has agreed that during the term of his agreement and for 6 months thereafter (unless the agreement is terminated without cause), he will be subject to non-competition provisions. Upon termination of employment without cause, Mr. Winder will be entitled to a lump sum payment of 50,000 times the number of years of his employment by the Company.

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
                                                       ==========      ===========         ==========      ===========


                See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              YEAR ENDED
                                                                                              DECEMBER 31,
                                                                                      -----------------------------
                                                                                         1995               1994
                                                                                      ----------         ----------
SALES
  Electronics                                                                         $4,943,988         $5,414,765
  Commissions                                                                          3,792,527          4,009,199
                                                                                      ----------         ----------
                                      TOTAL SALES                                      8,736,515          9,423,964
                                                                                      ----------         ----------

COST OF SALES
  Electronics                                                                          4,368,493          4,920,269
  Commissions                                                                          3,195,601          3,262,418
                                                                                      ----------         ----------
                              TOTAL COST OF SALES                                      7,564,094          8,182,687
                                                                                      ----------         ----------
                                     GROSS PROFIT                                      1,172,421          1,241,277
                                                                                      ----------         ----------
EXPENSES
  Selling                                                                              1,103,963            502,110
  General and Administrative                                                             961,281            613,707
  Advertising and Promotional Services                                                 1,075,000                --
                                                                                      ----------         ----------
                                   TOTAL EXPENSES                                      3,140,244          1,115,817
                                                                                      ----------         ----------

OPERATING INCOME (LOSS) BEFORE OTHER INCOME,
   OTHER EXPENSES AND INCOME TAXES                                                    (1,967,823)           125,460
                                                                                      ----------         ----------
OTHER INCOME
  Interest Income                                                                         31,234               --
                                                                                      ----------         ----------
                               TOTAL OTHER INCOME                                         31,234               --
                                                                                      ----------         ----------
OTHER EXPENSES
  Interest Expense                                                                        85,427             42,810
  Amortization of Bridge Financing Costs                                                 606,943             48,557
                                                                                      ----------         ----------
                             TOTAL OTHER EXPENSES                                        692,370             91,367
                                                                                      ----------         ----------
INCOME (LOSS) BEFORE INCOME TAXES                                                     (2,628,959)            34,093
  Income Taxes                                                                              --                4,274
                                                                                      ----------         ----------

NET INCOME (LOSS)                                                                    ($2,628,959)           $29,819

EARNINGS (LOSS) PER COMMON SHARE                                                          ($1.11)             $0.02
                                                                                      ==========         ==========

AVERAGE COMMON SHARES OUTSTANDING (NOTE 11)                                            2,368,809          1,506,277
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

          (E) On March 4, 1996 the Company commenced an action entitled Electronics Communications Corp. as Plaintiff against Toshiba America Consumer Products, Inc. ("Toshiba") and Audiovox Corporation, case number 96 Civ. 1565 in United States District Court, Southern District of New York. The complaint asserts claims for antitrust, breach of contract, tortious interference with contract and tortious interference with prospective economic advantage and business relations. The complaint seeks damages in excess of $ 5,000,000. This action was commenced because the Company expended significant monies and resources including the issuance of 200,000 shares of the Company's Common Stock to a consultant in anticipation of South American cellular telephone program which the Company was to undertake exclusively of behalf of Toshiba. Immediately prior to the commencement of the program, Toshiba discontinued manufacturing the line of cellular telephones that the program was designed to offer. This unilateral decision has caused significant damages to the Company and the Company will vigorously prosecute this claim.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:   September 30, 1996                 ELECTRONICS COMMUNICATIONS CORP.


                                            By:   /s/ William S. Taylor
                                               -------------------------------
                                                  William S. Taylor,
                                                  Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

Signature                     Capacity                               Date

/s/ William S. Taylor         Chairman of the Board,          September 30, 1996
------------------------      Chief Executive Officer,
William S. Taylor             President (Principal Executive
                              and Financial Officer)


/s/ Les Winder                Executive Vice President,       September 30, 1996
------------------------      Treasurer and Director
Les Winder


/s/ Brenda Taylor             Director and Secretary          September 30, 1996
------------------------
Brenda Taylor


/s/ Andrew A. Miller          Controller                      September 30, 1996
------------------------
Andrew A. Miller


                              Director                        September __, 1996
------------------------
Mal Gurian


/s/ Robert DePalo             Director                        September 30, 1996
------------------------
Robert DePalo

                              Director                        September __, 1996
------------------------
Ira J. Tabankin