Form 10QSB
period 1996-09-30
ELECTRONICS COMMUNICATIONS CORP
filed 1996-11-15
CIK 926366

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ________________________


                                   FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended
  September 30, 1996                                  Commission File No.1-13764


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

                         Yes   [   X   ]          No   [       ]


As of November 8, 1996, there were 11,915,515 shares of Common Stock, $.05 par value outstanding.

                 ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1996             1995
                                                         ----             ----
                                                     (UNAUDITED)
CURRENT ASSETS
  Cash                                                    $22,669        $18,000
  Restricted Cash                                       1,100,000      1,100,000
  Accounts Receivable
    (Net of $60,240 and $80,987 Allowance for Doubtful
     Accounts at September 30, 1996 and
     December 31, 1995, respectively.)                  1,308,094      2,204,789
  Inventories                                             259,271        476,796
  Bid Deposit                                                   -      1,000,000
  Loan Receivable - Other                                 106,560        550,000
  Loan Receivable - Stockholder                            81,723              -
  Prepaid Expenses                                         63,309         78,849
                                                      -----------     ----------
TOTAL CURRENT ASSETS                                    2,941,626      5,428,434
                                                      -----------     ----------

PROPERTY AND EQUIPMENT
  Property and Equipment                                2,135,332        335,858
  Accumulated Depreciation                               (236,333)       (75,544)
                                                      -----------     ----------
NET PROPERTY AND EQUIPMENT                              1,898,999        260,314
                                                      -----------     ----------
OTHER ASSETS
  PCS License                                          26,829,482              -
  Paging Carrier Agreement                                968,387              -
  Deferred Private Placement Costs                        514,665        225,787
  Deferred License Costs                                        -        293,810
  Security Deposits and Other Assets                      185,418         38,313
  Goodwill                                                 67,347              -
  Deferred Registration Costs                              41,856              -
                                                      -----------     ----------
TOTAL OTHER ASSETS                                     28,607,155        557,910
                                                      -----------     ----------
TOTAL ASSETS                                          $33,447,780     $6,246,658
                                                      -----------     ----------
                                                      -----------     ----------

                  See Notes to Consolidated Financial Statements

                 ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         1996           1995
                                                         ----           ----
                                                      (UNAUDITED)
CURRENT LIABILITIES
  Accounts Payable                                     $1,593,093     $1,783,344
  Notes Payable - Other                                   932,736         28,000
  Notes Payable - Bank                                  1,155,000      1,225,000
  Notes Payable - Stockholders                             12,395        252,007
  Current Portion of Obligations Under Capital Leases     104,834         50,244
  Current Portion of Long Term Debt                     1,666,489              -
  Private Placement Advance                                     -        116,223
  Accrued Expenses                                        302,911        248,764
  Customer Deposits                                        24,008              -
                                                      -----------     ----------

TOTAL CURRENT LIABILITIES                               5,791,466      3,703,582
                                                      -----------     ----------

LONG TERM LIABILITIES
   Long Term Debt                                      22,140,491              -
   Obligations Under Capital Leases                       396,003         78,801
                                                      -----------     ----------

TOTAL LONG TERM LIABILITIES                            22,536,494         78,801
                                                      -----------     ----------

Minority Interest                                         455,482              -

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.01 per share,
    8,000,000 authorized, 4,000,000 Series B
    Non - Voting Convertible Shares issued
    and outstanding at September 30, 1996.                 40,000              -
  Common Stock, par value $.05 per share,
    40,000,000 authorized, issued and
    outstanding, 11,915,515 at September 30,
    1996 and 3,003,697 at December 31, 1995.              595,776        150,186
  Additional Paid-In Capital                           16,105,170      5,320,629
  Retained Deficit                                     (6,050,907)    (2,947,539)
  Subscription Receivable                              (6,000,000)
  Notes Receivable arising from Common Stock Purchase
   Warrants Sold                                          (25,701)       (59,001)
                                                      -----------     ----------

TOTAL STOCKHOLDERS' EQUITY                              4,664,338      2,464,275
                                                      -----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $33,447,780     $6,246,658
                                                      -----------     ----------
                                                      -----------     ----------

                  See Notes to Consolidated Financial Statements

               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
          CONSOLIDATED  STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

                                 (UNAUDITED)

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30,          SEPTEMBER  30,
                                                         --------------------    ------------------------
                                                          1996          1995       1996           1995
                                                          ----          ----       ----           ----
SALES
  Electronics                                           $561,494    $1,710,263   $2,775,490    $3,435,909
  Commissions                                            670,595       537,538    2,986,562     1,941,601
  Paging and Two Way Radio                               631,390             -      631,390             -
                                                     -----------   -----------  -----------    ----------
      TOTAL SALES                                      1,863,479     2,247,801    6,393,442     5,377,510
                                                     -----------   -----------  -----------    ----------
COST OF SALES
  Electronics                                            557,494     1,430,428    2,357,228     2,787,085
  Commissions                                            541,525       423,064    2,239,922     1,530,772
  Paging and Two Way Radio                               540,853             -      540,853             -
                                                     -----------   -----------  -----------    ----------
      TOTAL COST OF SALES                              1,639,872     1,853,492    5,138,003     4,317,857
                                                     -----------   -----------  -----------    ----------
      GROSS PROFIT                                       223,607       394,309    1,255,439     1,059,653
                                                     -----------   -----------  -----------    ----------
EXPENSES
  Selling                                                624,771       158,918    1,139,465       390,341
  General and Administrative                           1,974,124     1,306,619    3,046,363     1,690,460
                                                     -----------   -----------  -----------    ----------

      TOTAL EXPENSES                                   2,598,895     1,465,537    4,185,828     2,080,801
                                                     -----------   -----------  -----------    ----------

OPERATING LOSS BEFORE OTHER INCOME OTHER
  EXPENSES AND INCOME TAXES                           (2,375,288)   (1,071,228)  (2,930,389)   (1,021,148)
                                                     -----------   -----------  -----------    ----------
OTHER INCOME
   Minority Interest in Loss of Consolidated
    Subsidiaries                                          15,254             -      15,254              -
   Interest Income                                         2,500        12,203      16,600         12,203
                                                     -----------   -----------  -----------    ----------
TOTAL OTHER INCOME                                        17,754        12,203       31,854        12,203

OTHER EXPENSES
  Interest Expense                                        63,975         6,412      131,064        43,298
  Settlement of Potential Litigation                           -             -       73,769             -
  Amortization of Bridge Financing Costs                       -             -            -       606,943
                                                     -----------   -----------  -----------    ----------
TOTAL OTHER EXPENSES                                      63,975         6,412      204,833       650,241
                                                     -----------   -----------  -----------    ----------

NET LOSS BEFORE INCOME TAXES                          (2,421,509)   (1,065,437)  (3,103,368)   (1,659,186)
  Income Taxes                                                 -             -            -             -
                                                     -----------   -----------  -----------    ----------

NET LOSS                                              (2,421,509)   (1,065,437) (3,103,368)    (1,659,186)
RETAINED DEFICIT, BEGINNING OF PERIOD                 (3,643,498)     (912,329) (2,947,539)             -
                                                     -----------   -----------  -----------    ----------
RETAINED DEFICIT, END OF PERIOD                      ($6,065,007)  ($1,977,766) ($6,050,907)  ($1,977,766)
                                                     -----------   -----------  -----------    -----------
LOSS PER COMMON SHARE
  PRIMARY                                                   (0.51)       (0.23)       (0.66)       (0.35)
  FULLY DILUTED                                             (0.42)       (0.19)       (0.54)       (0.29)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (NOTE 11)
  PRIMARY                                               4,711,574    4,711,574    4,711,574     4,711,574
  FULLY DILUTED                                         5,722,563    5,722,563    5,722,563     5,722,563
                                                     -----------   -----------  -----------    ----------
                                                     -----------   -----------  -----------    ----------

                  See Notes to Consolidated Financial Statements

               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     --------------------------
                                                          1996          1995
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                           ($3,103,368)    ($1,659,186)
  Adjustments to Reconcile Net Loss to
  Net Cash Used By Operations:
  Non-Cash Advertising  and Promotional Services                -      1,075,000
  Issue of Common Stock For Marketing Agreements        1,625,000           -
  Depreciation and Amortization                            76,129        636,803
  Non-Cash Settlement of Potential Litigation              73,762              -
  Changes in:
    Accounts Receivable                                   640,348      (442,136)
    Inventories                                           288,755         46,870
    Prepayments                                            27,203       (41,825)
    Accounts Payable                                    (482,893)    (1,240,120)
    Accrued Expenses and Taxes Payable                     53,243        (3,287)
    Customer Deposits                                      24,008        (5,328)
 Changes in assets and liabilities net of effects
 from purchase of Threshold Communications, Inc.
    Accounts Receivable                                   256,347           -
    Inventory                                            (71,230)           -
    Prepaid Expenses                                     (11,663)           -
    Accounts Payable                                      292,642           -
    Accrued Expenses and Taxes Payable                        904           -
                                                       ----------     ----------
    TOTAL ADJUSTMENTS                                   2,792,555         25,977
                                                       ----------     ----------
NET CASH USED BY
OPERATING ACTIVITIES                                    (310,813)    (1,633,209)
                                                       ----------     ----------
CASH FLOWS FROM INVESTING
ACTIVITIES
  Stockholder Loans Receivable                           (81,723)              -
  Notes Receivable arising from Common Stock
   Purchase  Warrants                                     33,300               -
  Deferred Private Placement Costs                      (288,878)       (108,716)
  Deferred Registration Costs                            (41,856)              -
  License Costs                                       (1,728,692)              -
  Additions to Property and Equipment                   (133,995)        (40,397)
  Loan Receivable                                               -       (300,000)
  Payment for Purchase of Threshold
   Communications, Inc., Net of Cash Acquired           (180,556)              -
  Other Assets                                          (147,105)       (164,458)
                                                       ----------     ----------
NET CASH USED BY INVESTING
 ACTIVITIES                                            (2,569,505)      (613,571)
                                                       ----------     ----------

CASH FLOWS FROM FINANCING
ACTIVITIES
  Payments of Shareholder Loans                         (239,612)       (31,037)
  Proceeds of Other Loans                                 579,336       (82,000)
  Payments of Bridge Loans                                      -      (800,000)
  Payments of Bank Loans                                 (70,000)       (15,000)
  Principal Payments Under Capital Lease Obligation      (84,742)          -
  Sale of Common Stock                                  2,700,005      3,869,937
                                                       ----------     ----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                              2,884,987      2,941,900
                                                       ----------     ----------
NET INCREASE IN CASH                                        4,669        695,120
CASH, BEGINNING OF PERIODS                                 18,000        136,203
                                                       ----------     ----------
CASH, END OF PERIODS                                      $22,669       $831,323
                                                       ----------     ----------
                                                       ----------     ----------

                  See Notes to Consolidated Financial Statements

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      --------------------------
                                                         1996            1995
                                                         ----            ----
SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
 CASH PAID DURING THE YEAR FOR :
  Interest                                               $131,064       $36,886

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Property Acquired Under Capital Leases               ($456,534)          -


                  See Notes to Consolidated Financial Statements

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

In 1995, the Company formed Electrocomm Wireless, Inc., a Delaware corporation as a subsidiary, to become a radio paging and two-way radio carrier in the New York Metropolitan Area and the State of New Jersey. On January 6, 1995, Electrocomm Wireless, Inc. entered into a one year contract to utilize the transmission facilities of an unaffiliated paging carrier to commence paging operations. The agreement required a non-refundable one-time connection fee of $20,000, a monthly per diem charge per radio paging customer and the Company's pro rata share of monthly access charges. The contract expired in January and was not renewed. The Company is in the process of securing FCC licensing for paging, two-way radio transmission and personal communication services.

In July 1995, the Company formed Personal Communications Network, Inc. a Delaware corporation, as a wholly owned subsidiary to participate in the Federal Communications Commission auction for licenses to engage in personal communications services ("PCS"). The Company has posted a bid deposit of $1,000,000. On May 8, 1996 the Company obtained six PCS licenses for $26,452,200 entitling it to operate wireless PCS telephone systems covering nearly 1.5 million people in three states.

On June 28, 1996, the Company acquired 51% if Threshold Communications, Inc. (which engages in the business of providing radio paging services in the New York Metropolitan Area.)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-SB for the year ended December 31, 1995.

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

(C) PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided using accelerated methods over the estimated useful lives of the respective assets (5 to 7 years). Depreciation expense charged to operations for the nine months ended September 30, 1996 and 1995 was $27,125 and $29,919, respectively.

(D) INVENTORIES

Inventories are valued at the lower of cost or market, cost is determined using the first in, first out method.

(E) REVENUE RECOGNITION

It is the Company's policy to categorize revenue into either sales from electronic goods, commissions for fees earned on sales of cellular radio service contracts or sales from its radio paging and two way radio services. Sales from electronic goods includes, but is not limited to cellular phones and related accessories and other electronic automobile and office products. Revenue from the above mentioned products are recognized when they are shipped. Revenues from sales of electronic goods represented 57% of the Company's total revenue in 1995. Commissions are inclusive of fees earned for the sale of cellular radio service contracts and residuals received on those contracts. Revenues and related commissions from the sale of the service contracts are recognized at the point of activation. Revenues from residuals are realized when approved by the cellular radio service supplier and are paid on customer usage for a maximum of three years. Commission revenue represented 43% of the Company's total revenue in 1995. The Company establishes a reserve of 3.5% for charge-backs on customers that prematurely terminate cellular service. In addition to the commissions paid by the cellular radio supplier, the Company receives co-op fees. Co-op fees are reimbursements of expenditures that are approved by the cellular radio supplier for advertising and promotion in connection with the sale of cellular radio contracts. Revenues from radio paging and two way radio services are recognized in the beginning of the month for which they are invoiced.

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

(D) On March 21, 1996, the Company entered into a letter of intent with an investment banking firm (the "Placement Agent"), pursuant to which the Company will offer $6,000,000 principal amount of the Company's Subordinated Convertible Debenture (the "Debenture"). The principle amount of the Debentures shall be convertible into shares of the Company's common stock at the option of the holder, immediately upon issuance, at a price equivalent to 25% discount from the average high closing bid price for five days prior to the conversion or $1.50, whichever is less. The Debenture bears interest at the rate of 5% per annum payable on April 1 of each year commencing April 1, 1997. The Debentures are redeemable and callable for conversion under certain circumstances and are due April 1, 2002. The Company has advanced to the Placement Agent a placement fee equal to 10% of the gross proceeds, a 2% non-accountable expense allowance and to issue 200,000 Warrants to purchases the Company's common stock at $2.25 per share. The Company intends to use the proceeds of this offering to increase its deposit in the PCS auction, build out its paging system and general working capital purposes. As of September 30,1996 $2,990,000 was converted into 5,706,662 shares of Common Stock in accordance with the Debenture.

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

(H) On September 4, 1996, the Company entered into a Client Service Agreement with a public relations firm. Pursuant to the terms of the agreement, the firm was hired as a financial public relations consultant to promote the Company's business to the financial community. The term of the agreement is for two years. In consideration of the services to be performed by the firm, the Company issued 2,300,000 registered shares of the Company's common stock. The above transaction resulted in a non cash expense of $1,437,500.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts Receivable consist of amounts due for sales of electronic goods, commissions due from major cellular radio suppliers and from sales of radio paging and two way radio service. Components of Accounts Receivable are $828,769 for the sale of electronic goods, $221,333 for commissions, and $318,232 for the sale of radio paging and two way radio service at September 30, 1996 and $1,503,303, $782,473 and $ -0- at December 31, 1995.

NOTE 4 - OTHER ASSETS

(A) Deferred private placement costs consist of certain legal, accounting, printing fees and other costs in connection with the private placement described in Note 2D. These costs, together with any additional costs incurred in connection with the placement will be recorded as a reduction of the proceeds to be received from the sale of the securities offered.

(B) Deferred License Costs consists of various legal, consulting and registration fees in connection with obtaining paging licenses, two-way radio licenses and personal communication service licensing. Any interest cost associated with obtaining these licenses will be capitalized. The licenses when put into service will be amortized over a fifteen year period.

(C) The Paging Carrier Agreement consist of six paging licenses with various paging carriers. The cost of such agreements are being amortized over a fifteen year period.

(D) The PCS licenses were awarded in a Federal Communications Commissions "C" Block Auction. The markets awarded the Company include Elmire-Corning, New York; Bangor/Lewiston-Auburn/Waterville-Augusta, Maine; and
Burlington/Rutland-Bennington, Vermont. The Vermont markets encompass virtually the whole state. The Maine markets cover a majority of the population and most of the state geographically. The licenses expire and are subject to renewal after ten (10) years.

The Company's total winning bids amounted to $26,452,200, after the 25% discount provided to small businesses, which the Company qualifies for, under the terms of the auction. The Company deposited $2,645,220 as payment for these licenses.

The remaining balance will be paid out over the next 10 years with 7% interest only during the first six years. Included on the license costs are certain legal fees incurred in obtaining the license. Also included in these costs are $7,630 of capitalized interest. The company has not begun PCS service. Upon inception of such services, the Company will amortize the licenses and related costs over a 10 year period.

NOTE 5 - LOAN RECEIVABLE

As of December 31, 1995, the Company has loaned $550,000 to TCI. TCI is a recently formed corporation engaged in the radio paging business, having acquired a paging subscriber base, associated paging hardware, and a paging carrier agreement with SkyTel-Registered Trademark-, a company that provides nationwide paging, voice messaging and related messaging services to subscribers and others. TCI has informed the Company that it intends to engage in the radio paging carrier business utilizing, among other assets, one or more 900 megahertz FCC paging licenses for the New York-New Jersey area, a long-term lease for a paging transmission site in New Jersey which it currently owns, and a customer base of approximately 9,000 paging service subscribers.

On March 22, 1996, TCI has entered into an agreement to acquire approximately 6,000 paging service subscribers and other related assets. The Company has advanced an additional $175,000 in cash and $389,000 in Common Stock to TCI and has guaranteed certain obligations in the amount of $739,000 for TCI. As of the date hereof, the Company had not entered into an agreement as to an acquisition or investment in TCI.
                                      F-10

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

On June 28, 1996, TCI satisfied its indebtedness to the Company as described by the transaction in Note 2G.

On September 30, 1996 the loan receivable-other consists solely of a note due from one of the Company's consultants. This note is due December 31, 1996 and bears an interest rate of 8% payable on demand.

NOTE 6 - BID DEPOSIT

The Company had participated in a Federal Communications Commission (the FCC) auction for Personal Communication Services licenses. The FCC required an advance payment in the amount of $1,000,000 which was fully refundable in the event the Company was not the highest bidder. On May 8, 1996 the Company obtained six PCS licenses entitling it to operate wireless PCS telephone systems covering nearly 1.5 million people in three states (See Note 4D).

NOTE 7 - NOTES PAYABLE

Notes Payable consist of the following:

(A) Notes Payable-Other in the amount of $28,000 at December 31, 1995, and $5,000 at September 30, 1996 with interest at 10%, are payable on demand. Payment of the notes are personally guaranteed by certain officers and stockholders, and secured by a pledge of their personal property.

On February 29, 1996, the Company entered into a financing arrangement with a corporation in the amount of $134,000. Interest is payable at a rate of 10% in monthly installments of $1,117 per month. As additional consideration, the Company issued the corporation 800,000 "A" warrants with 90 day registration rights and "piggy back" registration rights with any other offering of the Company. The balance of this loan was $109,711 at September 30, 1996.

In connection with TCI's acquisition of GCE, the Company assumed a $350,000 non-interest bearing note payable to a corporation owned by a shareholder of the Company. The balance of this loan was $323,025 at September 30, 1996.

On September 20, 1996, the Company entered into a loan agreement with a private lender, pursuant to which the Company borrowed $500,000. The loan bears interest at the rate of 10% per annum. The loan becomes due and payable on or before June 20, 1997, however the Company may request an automatic three (3) month extension on the due date. The Company used the proceeds of this loan for general corporate purposes.

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

(C) On April 18, 1995, the Company entered into a financing agreement with a bank in the amount of $100,000. This loan is personally guaranteed by the Company's President, cross corporate guaranteed by Free Trade Distributors, Inc. and secured by the Company's inventory. Interest is payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. As of the date hereof, the interest rate was 10.5%. The loan became due and payable on April 18, 1996. At September 30, 1996 the balance on this loan was $55,000. This note was temporally extended by the bank. On June 17, 1996 the bank extended the due date until April 17, 1997.

(D) On October 6, 1995, the Company entered into a lending arrangement with a bank. In connection therewith, the Company could borrow up to $700,000 at an interest rate of 3/4% above the bank's base lending rate, payable on demand. At December 31, 1995, the interest rate was 9.5%. The Company deposited a $700,000 three month certificate of deposit with the bank as collateral for such loan. The Certificate earns a 5% interest. The loan is also secured by certain officers' personal guarantees, 245,000 shares of their stock and all the assets of the Company. On January 6, 1996 and then again on April 6, 1996 the bank extended the due date 90 days. The note has been extended until January 6, 1997.

(E) On December 22, 1995, the Company entered into a lending arrangement with a bank. In connection therewith, the Company borrowed $450,000 at an interest rate of 1% above the bank's base lending rate, payable in ninety days. At December 31, 1995, the interest rate was 9.75%. The Company deposited a $400,000 three month certificate of deposit with the bank as collateral for such loan. The Certificate earns a 5% interest. The loan is also secured by certain officers' and directors' personal guarantees and inventory. On March 22, 1996 the bank extended the due date 90 days. The note has been extended until December 22, 1996.

(F) The Notes Payable-FCC consist of six 7% 10 year notes aggregating $23,806,980. The notes are payable in quarterly installments of interest only for the first six years and principal plus interest thereafter. The notes are secured by the PCS licenses.

NOTE 8 - CAPITAL LEASE

Capital Leases include $456,534 for equipment. Minimum future lease payments under capital leases as of September 30, 1996 for each of the next five years and in the aggregate are:

          1996                                  $49,399
          1997                                  197,597
          1998                                  180,239
          1999                                  155,729
          2000                                  114,122
                                              ---------
          Total Minimum Lease Payments          689,186
          Less: Amount Representing Interest   (188,349)
                                              ---------
          Present Value of Net
          Minimum Lease Payments                500,837
          Less: Current Maturities
          included in Current Liabilities      (104,834)
                                              ---------
          Long Term Obligations Under
          Capital Leases                       $396,003
                                              ---------
                                              ---------

The interest rates on the capitalized leases range from 10% to 29.17% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessors implicit rate of return.

NOTE 9 - NOTES PAYABLE-STOCKHOLDERS

Notes Payable-Stockholders are unsecured and payable on demand with interest at rates from 7.5% to 10.65% per annum on the outstanding principal at September 30, 1996 and December 31, 1995.

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

NOTE 11 - LOSS PER COMMON SHARE

The Company computes loss per common share by dividing the net loss by the weighted average number of common stock and dilutive equivalent shares outstanding, as retroactively adjusted to reflect shares issued for the business combination described in Note 1A and the 1 for 5 reverse common stock split described in Note 2A, and common stock equivalents outstanding during the period.

NOTE 12 - CONVERTIBLE PREFERRED STOCK

On July 23, 1996, the Board of Directors of the Company authorized the issuance of an aggregate of 4,000,000 shares of Series B Preferred Stock ("Preferred Stock"). Each share of Preferred Stock is valued at $1.50 per share and convertible into 1.5 shares of the Company's Common Stock. These shares were purchased by three (3) year Promissory Notes ("Notes") bearing interest at the rate of 7% per annum. The interest shall accrue and not be payable until the securities are sold. The Notes shall be immediately extendible for additional one year terms. The Notes are non-recourse, but collateralized by the Pledge of the Preferred Stock. Each share of Preferred Stock is subject to a three year vesting period, whereby 1/3 was immediately vested, and the balance to be vested during the next two years as long as the aforementioned individuals remain as either an officer or director of the company.

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

(D) On May 17, 1995, the Company entered into an employment agreement with Mr. Les Winder, which agreement was amended on October 1, 1995. The term of the agreement is for five years with an option for additional one year terms. The agreement provides for annual compensation of $137,500 during the term of the employment agreement and entitles the president to certain fringe benefits, including automobile maintenance, disability insurance, medical benefits and life insurance coverage. Mr. Winder has agreed that during the term of his agreement and for 6 months thereafter (unless the agreement is terminated without cause), he will be subject to non-competition provisions. Upon termination of employment without cause, Mr. Winder will be entitled to a lump sum payment of $50,000 multiplied by the number of years of his employment by the Company.

NOTE 16 - MAJOR SUPPLIERS

Free Trade Distributors, Inc. purchased 100% of its cellular telephones and related accessories from four major suppliers and Trade Zone Distributors, Inc. received 100% of its income from two cellular radio suppliers.

NOTE 17 - OPERATING LEASE

In early 1994, the Company's leased office and warehouse space under an operating lease agreement on a month to month basis. The rental expense for the period ended September 30, 1996 and September 30, 1995 was $109,258 and $29,798 respectively.

On May 20, 1994, Free Trade Distributors Inc. entered into a five year operating lease expiring May 31, 1999 for an 8,000 square foot warehouse and office facility.

On May 15, 1996, the Company entered into a five year operating lease expiring May 31, 2001 for a 14,000 square foot warehouse and office facility.

The minimum future rental payments under these non-cancelable operating lease for each of the remaining years are:

               1996                           $ 42,722
               1997                            107,888
               1998                            107,888
               1999                            135,888
               2000                            110,888
                                              --------
               Total Minimum Future
               Rental Payments                $505,274
                                              --------
                                              --------

NOTE 18 - AMENDMENT TO CERTIFICATE OF INCORPORATION

On March 12, 1996, at a meeting of the Company's shareholders a majority of the Company's shareholders voted in favor of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 8,400,000 to 40,000,000.

NOTE 19 - STOCK OPTION PLAN

The Company's Board of Directors adopted a Stock Option Plan (the "Plan") approved by stockholders, under which, options to purchase up to an aggregate of 500,000 shares of Common Stock are available for grants to officers, directors, consultants and key employees of the Company. The Plan provides for the grant of incentive stock options, non-qualified stock options and Director's options. The Plan will terminate in 2004, unless sooner terminated by the Board of Directors. As a result of the reverse split the Board of Directors, with stockholders approval, increased the number of shares of Common Stock, after the effective date of the reverse split, which may be subject to options granted under the Plan from 100,000 to 300,000. On July 10, 1995 the Company issued 20,000 options to a director of the Company at a price of $3.80, 5,000 of these options were exercisable immediately, 5,000 on July 10, 1996, 5,000 on July 10, 1997 and 5,000 on July 10,1998 and expire on
July 10, 2,000. The fair value of the stock was less than the option price therefore no compensation expense was recognized in 1995.


NOTE 20 - PENDING LITIGATION

On March 4, 1996 the Company commenced an action entitled Electronics Communications Corp. as Plaintiff against Toshiba America Consumer Products, Inc. ("Toshiba") and Audiovox Corporation, case number 96 Civ. 1565 in United States District Court, Southern District of New York. The complaint asserts claims for antitrust, breach of contract, tortious interference with contract and tortious interference with prospective economic advantage and business relations. The complaint seeks damages in excess of $ 5,000,000. This action was commenced because the Company expended significant monies and resources including the issuance of 200,000 shares of the Company's Common Stock to a consultant in anticipation of South American cellular telephone program which the Company was to undertake exclusively on behalf of Toshiba. Immediately prior to the commencement of the program, Toshiba discontinued manufacturing the line of cellular telephones that the program was designed to offer. This unilateral decision has caused significant damages to the Company. The defendants, Toshiba and Audiovox, moved to dismiss the case, claiming that the Company had not pled a cognizable antitrust cause of action, and that the remaining claims should be dismissed for lack of supplemental jurisdiction. On August 12, 1996 the Court ruled in favor of the motion of defendants Toshiba and Audiovox and the cause was dismissed on such date. The Company has appealed the Court's ruling and settlement negotiations are ongoing. If an adequate settlement cannot be reached, the Company will vigorously prosecute this claim.

NOTE 21 - PRO FORMA INFORMATION

As described in Note 2G the Company acquired 51% of TCI. The following unaudited pro forma combines the results of operations for the nine months ended September 30, 1996 for the acquisition. The pro forma results give effect to the amortization of goodwill.

            UNAUDITED PRO FORMA COMBINED RESULTS OF OPERATIONS

                                                   Nine Months Ended
                                                  September 30, 1996
                                                  ------------------
                              Sales                       $7,528,806
                              Net Loss                    (3,254,362)
                              Net Loss Per Common Share        ($.69)

NOTE 22 - SUBSEQUENT EVENTS

On October 9, 1996, the Company entered into a loan with a Director of the Company, pursuant to which the Company borrowed $180,000. This loan bears interest at a rate of 10% per annum. The loan is due upon three days written demand. The Company used the proceeds of this loan for general corporate purposes.

On October 7, 1996 the Company entered into a consulting agreement. Pursuant to the agreement the consulting firm is to provide financial consulting and advisory services to the Company and its subsidiary PCN, including, without limitation, general advice with respect to financing, acquisition, joint venture or other corporate transactions. In consideration of the services to be rendered PCN is issuing to the consulting firm or its designees ten shares of its common stock representing an aggregate of 10% of the issued and outstanding shares of PCN.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995
     During the three months ended September 30, 1996 revenues from sales decreased $384,322 or 17% compared to the same period in 1995. The reduction in sales was primarily due to a decrease in Electronic equipment sales ($1,148,769) offset in part by the initial sales in the Company's Paging and Two-Way Radio operations in the amount of $631,390 for the three months ended September 30, 1996. This result reflects the new focus of the Company's business, which is moving away from being an Electronics distributor to that of a telecommunications carrier and cellular agent. Activation commissions and residual income increased during the period by approximately $133,057 or approximately 67% and 25% respectively. The increase in commissions was due to increased activation's of cellular telephone numbers, as a direct result of an advertising campaign for the Company's direct sales division and an increase in residuals as a result of the Company's larger subscriber base with Bell Atlantic/Nynex Mobile.

     Cost of electronic equipment sales decreased $872,934 compared to the same period in 1995, as a result of lower overall sales of electronic equipment. Gross profit from electronics equipment sales decreased approximately 15% from 16% to 1% during the same period in 1996. The decrease in gross profit was due to the Company liquidating certain product lines as part of the Company's overall new business strategy. The Company does not rely on any one major equipment supplier, however, during the quarter the Company purchased 100% of its cellular phones from four suppliers, the loss of any one of them would have a negative impact on the Company.

     Cost of activation commissions and residual income increased $118,461 compared to the same period in 1995, due to an increase in revenues. The gross profit percentage related to these sales decreased approximately 2%, from 21% for the three months ended September 30, 1995 to 19% for the three months ended September 30, 1996 as a result of a shift to greater sales through the Company's own direct sales efforts.

     Selling expenses increased approximately $465,853 for the three months ended September 30, 1996 as compared to the same period in 1995 due to increased advertising relating directly to the Company's new Paging and Two-Way Radio operations, which both began operating during the quarter ended September 30, 1996. General and administrative expenses increased approximately $667,505 for the three months ended September 30, 1996 as compared to the same period in 1995. This increase is related to the Company entering into a Client Service Agreement with a public relations firm. In consideration of the services to be performed by the firm, the Company issued 2,300,000 shares of the Company's Common Stock. This transaction resulted in a non cash expense of $1,437,500. This increase was further impacted by legal fees related to the legal action commenced against Toshiba America Consumer Products, Inc.

     The Company had a net operating loss before other expenses and income taxes of $2,375,288 for the three months ended September 30, 1996 compared to a loss of $1,071,228 for the three months ended September 30, 1995.

     Interest expenses increased approximately $57,563 compared to the same period in 1995 as a result of increased borrowing by the Company.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     During the nine months ended September 30, 1996 revenues from sales increased approximately $1,015,932 or 19% compared to the same period in 1995. Electronic equipment sales decreased approximately $660,419, as a result of the Company's new focus, from being an Electronics' distributor to that of a telecommunications carrier and cellular agent. The Company will continue to sell cellular telephones. Activation commissions and residual income increased during the period by approximately $1,044,961 or approximately 19% and 54%
respectively.   The increase in commissions was due to increased activation of cellular telephone numbers, as a direct result of an advertising campaign for the Company's direct sales division and an increase in residuals as a result of the Company's larger subscriber base with Bell Atlantic/Nynex Mobile. The results for the nine months ended September 30,1996 includes sales from the Company's Paging and Two-Way Radio operations in the amount of $631,390 which occurred during the three months ended September 30, 1996.

     Cost of electronic equipment sales decreased $429,857 compared to the same period in 1995, as a result of lower overall sales of electronic equipment. Gross profit from electronics equipment sales decreased approximately 4% from 19% to 15% during the same period in 1996. The decrease in gross profit was due to the Company liquidating certain product lines during the third quarter of 1996, as part of the Company's overall business strategy. The Company does not rely on any one major equipment supplier, however, during the quarter the Company purchased 100% of its cellular phones from four suppliers, the loss of any one of them would have a negative impact on the Company.

     Cost of activation commissions and residual income increased $709,150 compared to the same period in 1995, due to an increase in revenues. The gross profit percentage related to these sales increased approximately 4% from 21% for the nine months ended September 30, 1995 versus 21% for the nine months ended September 30, 1996 as a result of relatively greater direct sales.

     Selling expenses increased approximately $749,124 for the nine months ended September 30, 1996 as compared to the same period in 1995 due to increased advertising relating directly to the Company's new Paging and Two-Way Radio operations, which both began operation during the quarter ended September 30, 1996. General and administrative expenses increased approximately $1,355,903 for the nine months ended September 30, 1996 as compared to the same period in 1995. This increase is due to a larger number of employees, expenses related to moving the Company headquarters, increased legal and accounting expenses related to the successful bid for personal communications service licenses the issuance of 2,300,000 shares of the Company's Common Stock to a public relations firm, which resulted in a non-cash expense of $1,437,500 and legal fees related to the legal action commenced against Toshiba America Consumer Products, Inc.

     The Company had a net operating loss before other expenses and income taxes of approximately $2,930,389 for the nine months ended September 30, 1996 compared to a loss of $1,021,148 for the nine months ended September 30, 1995.

     Interest expenses increased approximately $87,766 compared to the same period in 1995 as a result of increased borrowing by the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The operations of the Company's subsidiaries since inception in 1991 to date have been funded principally from cash flow from operations, capital investments and loans from officers, directors, principal stockholders and third parties. Although the officers and directors of the Company have provided the financial accommodations to the Company in the past, there can be no assurance that they will continue to do so in the future. In October 1996 Mr. William S. Taylor and Mr. Les Winder loaned the Company $40,000 and $22,000 respectively. In addition, the Company has a $100,000 revolving line of credit with a bank. This loan is personally guaranteed by the Company's President and a cross corporate guaranty of Free Trade and secured by the Company's inventory. As of September 30, 1996, there was an outstanding balance under this loan of $55,000 with interest payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. As of September 30, 1996, the interest rate was 10.5%. This loan is due and payable on April 17, 1999.

     On October 6, 1995 the Company entered into a lending arrangement with a bank. In connection therewith, the Company can borrow up to $700,000 at an interest rate of 3/4% above the bank's base loan rate. As of September 30, 1996, the interest rate was 9.5%. The Company deposited a $700,000 three month certificate of deposit with the bank as collateral for such loan. The certificate of deposit earns 5% interest. The loan is also secured by certain officers' personal guarantees, 245,000 shares of their stock and all of the assets of the Company. The note is a ninety date note which becomes due and payable on October 6, 1996. The note has been renewed for successive three month terms since January 6, 1996.

     On December 22, 1995, The Company entered into a lending arrangement with a bank. In connection therewith, the Company borrowed $450,000 at an interest rate of 1% above the bank's base lending rate, payable in ninety days. On September 30, 1996, the interest rate was 9.75%. The Company deposited a $400,000 three month certificate of deposit with the bank as collateral for such loan. The Certificate earns 5% interest. The loan is also secured by certain officers' and directors' personal guarantees and the Company's inventory. There is also a 90 day note which becomes due on December 22, 1996 and has been renewed successively since March 1996.

     On September 30, 1996, the Company had working capital deficit of $2,849,840, as compared to a working capital of approximately $1,724,852 at December 31, 1995. Included in the working capital is $1,100,000 which has been deposited with the bank as collateral for the above described loans. The working capital decrease is due in part to the Company's purchase of PCS licenses and the Installment Notes the Company was required to enter into as part of the purchase. The current portion of these notes is equal to $1,666,489, as well as other borrowing related to such acquisitions. The PCS licenses are classified as Other Assets and not Current Assets. Accordingly, the increased borrowing relating to the purchase of PCS licenses and the classification of the PCS licenses as Other Assets has a direct effect on the Company's working capital.

     As of September 30, 1996 the Company loaned $550,000 to Threshold Communications, Inc. ("TCI"). TCI is engaged in the radio paging business. On March 22, 1996 TCI acquired all of the assets and assumed certain liabilities of General Communications and Electronics, Inc. ("GCE"). In connection therewith, the Company advanced an additional $175,000 to TCI and guaranteed certain obligations of TCI in the amount of $739,000. As a result of the transaction with GCE, TCI, in addition to a paging transmission site which it previously owned, became a paging reseller. TCI offers paging service primarily through various paging carriers in the New York metropolitan area. TCI offers national paging service through a sales and distribution agreement with Skytel. Under this agreement, TCI pursues regional and national accounts through its present dealer network in the Paging Service Area. As of the date hereof TCI has approximately a 7,500 person subscriber base. TCI also has the necessary infrastructure to operate a paging operation, including but not limited to a full service technical shop and repair facility, engineering capability, marketing and sales force, billing and collection systems and ancillary product support capability for paging related products. TCI has recently acquired a paging carrier agreement with Skytel, a company that provides nationwide paging, voice messaging and related messaging services to subscribers and others. In addition, TCI owns a 900 megahertz FCC paging license in the Paging Service Area and hold a long-term lease for a paging transmission site. A principal stockholder of TCI was a stockholder of the Company at the time of these transactions.

     On November 1, 1995 the Company acquired an exclusive option to purchase TCI in consideration of the above mentioned loans. On June 28, 1996 the Company acquired 51% of the issued and outstanding capital of TCI.


     On January 16, 1996 the Company consummated a Private Placement of 69,460 shares of its Common Stock $.05 par value at a price of $2.25 per share. The total offering resulted in gross proceeds of $156,217.50. Each subscriber, in addition to the shares, received demand registrations rights, which require the Company to file a Registration Statement upon request of 25% or more of the shares sold in the offering at anytime during the 18 month period commencing 30 days from the closing date. In March 1996, the subscribers demanded that the Company file a Registration Statement covering their shares. The Company at that time was unable to comply with the request. In order to avoid potential litigation for failing to file a Registration Statement on a timely basis, the Company issued an aggregate of 34,715 additional shares to the subscribers.

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

     On March 21, 1996, the Company entered into a letter of intent with an investment banking firm (the "Placement Agent") pursuant to which the Company offered $6,000,000 principal amount of the Company's Subordinated Convertible Debenture (the "Debenture"). The principal amount of the Debentures was convertible into shares of the Company's common stock at the option of the holder, immediately upon issuance at a price equivalent to 25% discount from the average high closing bid price for five days prior to the conversion or $1.50, whichever is less. The Debenture bears interest at the rate of 5% per annum payable on April 1 of each year commencing April 1, 1997. The Debentures were redeemable and callable for conversion under certain circumstances. The Debentures were also secured by certain officers and directors personal guarantees.

     The Company agreed to pay the Placement Agent a placement fee equal to 10% of the gross proceeds, a 2% non-accountable expense allowance, issue 200,000 Warrants to purchase the Company's common stock at $2.25 per share, and issue 1,350,000 Class A Warrants. The Company sold an aggregate of $2,990,000 of the Debentures, at which point the Company and the Placement Agent mutually agreed to discontinue the offering. The proceeds of this offering were used by the Company to pay its down payment for the PCS licenses it won in the recently concluded PCS auction, build out its paging system and general working capital purposes. As of September 30, 1996, all $2,990,000 principal amount of the Debentures has converted into an aggregate of 5,706,822 shares of the Company's Common Stock.

     On May 22, 1996 the Company sold an aggregate of 500,000 shares of its Common Stock for $625,000 or $1.25 per share to three unrelated parties. On May 22, 1996 the Company's Common Stock was trading at $2.00 per share as reported by NASDAQ. The Company sold the stock at a discount to market due to the fact the stock was restricted, and the large quantity of shares made the stock relatively illiquid in comparison to the Company's average daily volume prior to May 22, 1996. The Company received net proceeds from this sale of $543,750.
The Company utilized the proceeds generated by this issuance of stock for general working capital purposes.

     On May 8, 1996, the Company won six PCS licenses. The total winning bids amounted to $26,452,200, after the 25% discount provided to small businesses which the Company qualifies for, under the terms of the auction. The Company has deposited $2,645,220 with the FCC which equals 10% of the cost of the license. The Company used a portion of the proceeds of the above described offering to pay the deposit.

     On October 9, 1996 the FCC officially awarded the six PCS licenses to the Company. In connection therewith, the Company entered into six separate Installment Payment Plan Notes ("Plan Notes") with the FCC in the aggregate amount of $23,807,009. Interest only is due commencing December 31, 1996, in equal consecutive quarterly installments of $416,622.67 ($1,666,490.70 annually) until September 30, 2002. Commencing December 31, 2002, the Company shall pay principal and interest in equal quarterly installments of $1,718,855.80 ($6,875,423.20 annually) until September 30, 2006 ("Maturity Date").

     The entire unpaid Principal Amount, together with accrued and unpaid interest on the Plan Notes and all remaining obligations thereunder, shall be due and payable on the Maturity Date.

     On September 20, 1996, the Company entered into a loan agreement with the Marrotta Group (the "Lender"), pursuant to which the Company borrowed $500,000. The loan bears interest at the rate of 10% per annum. The loan becomes due and payable on or before June 20, 1997, however, the Company may request an automatic three (3) month extension on the due date. As additional consideration for making the loan, the Company agreed to issue to Lender 200,000 shares of the Company's common stock and 400,000 Class A warrants, each with demand and piggy back registration rights. The Company used the proceeds of this loan for general corporate purposes.

     On October 9, 1996, the Company entered into a loan with Robert DePalo, a Director of the Company, pursuant to which the Company borrowed $180,000. This loan bears interest at the rate of 10% per annum. The loan is due upon three days written demand. The Company used the proceeds of this loan for general corporate purposes.

     The Company is seeking additional financing in the form of equipment leasing, debt or equity financing utilization of vendor financing and joint venture partners for the purchase of PCS equipment, build-out of infrastructure and payment of the Plan Notes. There can be no assurance that such financing will be available to the Company or if available, available upon acceptable terms.

IMPACT OF INFLATION

     The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.



                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

           On March 4, 1996 the Company commenced an action entitled Electronics Communications Corp. as Plaintiff against Toshiba America Consumer Products, Inc. ("Toshiba") and Audiovox Corporation ("Audiovox"), case number 96 Civ. 1565 in the United States District Court, Southern District of New York. The complaint asserted claims for antitrust, breach of contract, tortious interference with contract and tortious interference with prospective economic advantage and business relations. The complaint sought damages in excess of $5,000,000. This action was commenced because the Company expended significant monies and resources including the issuance of 200,000 shares of the Company's Common Stock to a consultant in anticipation of a South American cellular telephone program which the Company was to undertake exclusively on behalf of Toshiba. Immediately prior to the commencement of the program, Toshiba discontinued manufacturing the line of cellular telephones that the program was designed to offer. This unilateral decision caused significant damages to the Company. The defendants Toshiba and Audiovox moved to dismiss the case, claiming that the Company had not pled a cognizable antitrust cause of action, and that the remaining claims should be dismissed for lack of supplemental jurisdiction. On August 12, 1996 the Court ruled in favor of the motion of defendants Toshiba and Audiovox and the cause was dismissed on such date. The Company has appealed the Court's ruling and settlement negotiations are ongoing. If an adequate settlement cannot be reached, the Company will continue to vigorously prosecute this claim.

ITEM 2:   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Stockholders was held on November 7, 1996, pursuant to written notice. The total number of the Company's shares outstanding on November 7, 1996, the record date of the meeting, was 11,915,515, of which 9,396,968 were present, in person or by proxy. The following persons were nominated by management and each was elected to serve as director until the next annual meeting of stockholders:

          William S. Taylor
          Les Winder
          Brenda Taylor
          Robert DePalo
          Mal Gurian
          Ira J. Tabankin

     The following matters were submitted to stockholders and adopted by the requisite vote of a majority of the shares present at the meeting or a majority of the votes cast on the particular matter.

                                 FOR          AGAINST       ABSTAINED

To ratify the selection
  of auditors ...........     9,295,456       54,266          47,246

To ratify the purchase
  by certain officers and
  directors of 4 million
  shares of Series B
  Preferred Stock........     1,673,228      425,496         156,542


ITEM 5.        OTHER INFORMATION

          On July 23, 1996, the Board of Directors of the Company authorized the issuance, subject to shareholder ratification, of an aggregate of 4,000,000 shares of Series B Preferred Stock ("Preferred Stock"). William S. Taylor, President, CEO and Chairman of the Board, Les Winder, Executive Vice President and Director, Brenda Taylor, Secretary and Director and Robert DePalo, Director each acquired 1,000,000 shares of such Preferred Stock. Each share of Preferred Stock is valued at $1.50 per share and convertible into 1.5 shares of the Company's Common Stock. These individuals were given the right to buy these shares in return for their respective personal guarantees of approximately $3,0000,000 and certain other financial accommodations provided to the Company. These shares were purchased by three (3) year Promissory Notes ("Notes") bearing interest at the rate of 7% per annum. The interest shall accrue, and not be payable until the securities are sold. The Notes shall be immediately extendible for additional one year terms.

     The Notes are non-recourse, but collateralized by the Pledge of the Preferred Stock. Each share of Preferred Stock is subject to a three year vesting period, whereby 1/3 was immediately vested, and the balance to be vested during the next two years as long as the aforementioned individuals remain as either an officer or director of the Company. The Shareholders ratified this transaction at the Annual Meeting of Shareholders on November 7, 1996.

     On October 29, 1996 the Company's wholly owned subsidiary, Personal Communications Network, Inc. ("PCN") entered into a strategic partnership with NextWAVE Telecom Inc. ("NextWAVE"). Under the terms of the 10 year strategic resale agreement, PCN will sell a variety of wireless PCS services nationwide, except the New York Metropolitan area. The agreement provides for PCN to purchase 5 million minutes of use ("MOU"), and resell such MOU's at a profit.

     By reselling wireless minutes on NextWAVE's PCS network, PCN will in management's opinion be able to offer high quality mobile communications services to small businesses and customers in major markets throughout the United States.

     On September 20, 1996, the Company entered into a loan agreement with the Marrotta Group (the "Lender"), pursuant to which the Company borrowed $500,000. The loan bears interest at the rate of 10% per annum. The loan becomes due and payable on or before June 20, 1997, however, the Company may request an automatic three (3) month extension on the due date. As additional consideration for making the loan, the Company agreed to issue to Lender 200,000 shares of the Company's common stock and 400,000 Class A warrants, each with demand and piggy back registration rights. The Company used the proceeds of this loan for general corporate purposes.

     On October 9, 1996, the Company entered into a loan with Robert DePalo, a Director of the Company, pursuant to which the Company borrowed $180,000. This loan bears interest at the rate of 10% per annum. The loan is due upon three days written demand. The Company used the proceeds of this loan for general corporate purposes.

     On September 4, 1996, the Company entered into a Client Service Agreement with Great Deals, Inc. ("Great Deals"). Pursuant to the terms of the agreement, Great Deals was hired as a financial public relations consultant, to promote the Company's business to the financial community. The term of the agreement is for two years. In consideration of the services to be performed by Great Deals, the Company issued 2,300,000 shares of the Company's common stock to Great Deals.
In addition, the Company registered these shares on an S-8 Registration
Statement.

     On October 7, 1996 the Company entered into a consulting agreement with Emerging Growth Technologies, Inc. ("EGT"). Pursuant to the agreement EGT is to provide financial consulting and advisory services to the Company and its subsidiary PCN, including, without limitation, general advice with respect to financing, acquisition, joint venture or other corporate transactions.

     In consideration of the services rendered and to be rendered PCN is issuing to EGT or its designees ten shares of its common stock representing an aggregate of 10% of the issued and outstanding shares of PCN.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 3.1 -  Certificate of Designation dated October 23, 1996

          Exhibit 10.1 - Form of Promissory Note - Purchase of Series B
                         Preferred Stock

          Exhibit 10.2 - Form of Pledge - Purchase of Series B Preferred Stock

          Exhibit 10.3 - Loan Agreement dated September 20, 1996 between the Marrotta Group and the Company

          Exhibit 10.4 - Loan Agreement dated October 9, 1996 between Robert
                         DePalo and the Company

          Exhibit 10.5 - Client Service Agreement dated September 4, 1996 between Great Deals Inc. and the Company

          Exhibit 10.6 - Consulting Agreement dated October 7, 1996 between
                         Emerging Growth Technologies, Inc. and the Company

          Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 15, 1996
                                  ELECTRONICS COMMUNICATIONS CORP.

                                  By:  /S/ WILLIAM S. TAYLOR
                                       ------------------------------
                                       William S. Taylor