Form 10KSB/A
period 1995-12-31
ELECTRONICS COMMUNICATIONS CORP
filed 1997-01-24
CIK 926366

                                  FORM 10-KSB / A-3

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

    DOCUMENTS INCORPORATED BY REFERENCE:

         DOCUMENT                                FORM 10-KSB REFERENCE

Certain Previously Filed Exhibits                          IV

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
           --------------------------------------------------

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materail misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the finacial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronics Communications Corp. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting priciples.


STETZ, BELGIOVINE CPAS, P.C.
March 25, 1996
Montclair, NJ 07042

                     ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                          ASSETS

                                                                               DECEMBER 31,
                                                                    -------------------------------
                                                                         1995                1994
                                                                         ----                ----
CURRENT ASSETS
  Cash                                                                  $18,000            $136,203
  Restricted Cash                                                     1,100,000             -
  Accounts Receivable
    (Net of $80,987 and $30,197 Allowance
     for Doubtful Accounts at December 31, 1995
     and 1994, respectively.)                                         2,204,789           1,590,943
  Inventories                                                           476,796             544,455
  Bid Deposit                                                         1,000,000             -
  Loan Receivable                                                       550,000             -
  Prepaid Expenses                                                       78,849              38,293
                                                                    ------------        ------------

                                           TOTAL CURRENT ASSETS       5,428,434           2,309,894
                                                                    ------------        ------------

PROPERTY AND EQUIPMENT
  Property and Equipment                                                335,858             116,264
  Accumulated Depreciation                                              (75,544)            (25,579)
                                                                    ------------        ------------

                                     NET PROPERTY AND EQUIPMENT         260,314              90,685
                                                                    ------------        ------------

OTHER ASSETS
  Deferred Financing Costs                                              -                   606,943
  Deferred Offering Costs                                               -                   196,716
  Deferred Private Placement Costs                                      225,787             -
  Deferred License Costs                                                293,810             -
  Security Deposits and Other Assets                                     38,313              27,094
                                                                    ------------        ------------

                                             TOTAL OTHER ASSETS         557,910             830,753
                                                                    ------------        ------------

                                                   TOTAL ASSETS      $6,246,658          $3,231,332
                                                                    ------------        ------------
                                                                    ------------        ------------


                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


                                LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              DECEMBER 31,
                                                                    --------------------------------
                                                                         1995                1994
                                                                         ----                ----
CURRENT LIABILITIES
  Accounts Payable                                                   $1,783,344          $1,722,867
  Notes Payable - Other                                                  28,000             140,000
  Notes Payable - Bank                                                1,225,000              90,000
  Notes Payable - Bridge Financing                                     -                    800,000
  Notes Payable - Stockholders                                          252,007              64,391
  Current Portion of Obligations Under Capital Leases                    50,244             -
  Private Placement Advance                                             116,223             -
  Accrued Expenses and Taxes Payable                                    248,764             108,508
                                                                    ------------        ------------

                                      TOTAL CURRENT LIABILITIES       3,703,582           2,925,766
                                                                    ------------        ------------

LONG TERM LIABILITIES
   Obligations Under Capital Leases                                      78,801             -
                                                                    ------------        ------------

STOCKHOLDERS' EQUITY
  Series A Non-Voting, Convertible Preferred Stock,
    par value $.01 per share, 1,500,000 authorized,
    240,000 issued and outstanding in 1994.                             -                     2,400
  Common Stock, par value $.05 per share, 8,400,000
    authorized, issued and outstanding 3,003,697
    in 1995, issued and outstanding 1,516,086  in 1994.                 150,186              75,804
  Additional Paid-In Capital                                          5,320,629             644,942
  Retained (Deficit)                                                 (2,947,539)           (318,580)
  Notes Receivable arising from Common Stock Purchase Warrants          (59,001)            (99,000)
                                                                    ------------        ------------

                                     TOTAL STOCKHOLDERS' EQUITY       2,464,275             305,566
                                                                    ------------        ------------

                                          TOTAL LIABILITIES AND
                                           STOCKHOLDERS' EQUITY      $6,246,658          $3,231,332
                                                                    ------------        ------------
                                                                    ------------        ------------

                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                   Additional      Retained
                                                   Preferred Stock            Common Stock          Paid-In        Earnings
                                                ---------------------  ------------------------
                                                  Shares      Amount       Shares      Amount       Capital        (Deficit)
                                                ---------------------  ------------------------  -------------  --------------

Balance as of January 1, 1994                         -          -        1,176,086    $58,804      $17,196       ($348,399)

Adjustment Due to Reverse
 Acquisition (Notes 1 and 2)                          -          -           -           -          (13,354)         -
Sale of  Common Stock (Notes 2)                       -          -          340,000     17,000       33,000          -
Preferred Stock Issued in Bridge Financing
  (Note 12)                                        240,000      2,400        -           -          485,100          -
Common Stock Purchase A Warrants
  Issued in Bridge Financing (Note 7B)                -          -           -           -           24,000          -
Common Stock Purchase B Warrants
  Sold to Stockholders (Note 13)                      -          -           -           -           99,000          -
Net Income                                            -          -           -           -           -               29,819
                                                 ---------- ----------  ------------ ----------- -------------   -------------

Balance as of  December 31, 1994                   240,000      2,400     1,516,086     75,804      644,942        (318,580)

Payment of  Loan for Purchase B Warrants              -          -           -           -           -               -
Conversion of  Preferred Shares                   (240,000)    (2,400)      240,000     12,000       (9,600)         -
Sale of  Common Stock (Note 2B)                       -          -        1,000,000     50,000    3,396,569          -
Sale of  2,000,000 "A" Warrants (Note 2B)             -          -           -           -          200,000          -
Sale of  300,000 "A" Warrants (Note 2B)               -          -           -           -           26,100          -
Stock Issued in Connection with
  Advertising and Promotional Services (Note 10)      -          -          200,000     10,000    1,065,000          -
Replacement of Shares                                 -          -           47,611      2,382       (2,382)         -
Net Loss                                              -          -           -           -           -           (2,628,959)
                                                 ---------- ----------  ------------ ----------- -------------   -------------

Balance as of  December 31, 1995                      -          -        3,003,697   $150,186   $5,320,629     ($2,947,539)
                                                 ---------- ----------  ------------ ----------- -------------   -------------
                                                 ---------- ----------  ------------ ----------- -------------   -------------
                                                   Notes Receivable
                                                    Arising From
                                                    Common Stock
                                                   Purchase Warrants       Total
                                                 --------------------- --------------

Balance as of January 1, 1994                              -            ($272,399)

Adjustment Due to Reverse
 Acquisition (Notes 1 and 2)                               -              (13,354)
Sale of  Common Stock (Notes 2)                            -               50,000
Preferred Stock Issued in Bridge Financing
  (Note 12)                                                -              487,500
Common Stock Purchase A Warrants
  Issued in Bridge Financing (Note 7B)                     -               24,000
Common Stock Purchase B Warrants
  Sold to Stockholders (Note 13)                            (99,000)       -
Net Income                                                 -               29,819
                                                 --------------------- --------------

Balance as of  December 31, 1994                            (99,000)      305,566

Payment of  Loan for Purchase B Warrants                     39,999        39,999
Conversion of  Preferred Shares                            -                -
Sale of  Common Stock (Note 2B)                            -            3,446,569
Sale of  2,000,000 "A" Warrants (Note 2B)                  -              200,000
Sale of  300,000 "A" Warrants (Note 2B)                    -               26,100
Stock Issued in Connection with
  Advertising and Promotional Services (Note 10)           -            1,075,000
Replacement of Shares                                      -                -
Net Loss                                                   -           (2,628,959)
                                                 --------------------- --------------

Balance as of  December 31, 1995                           ($59,001)   $2,464,275
                                                 --------------------- --------------
                                                 --------------------- --------------

                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED  STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED
                                                                              DECEMBER 31,
                                                                    --------------------------------
                                                                        1995                1994
                                                                        ----                ----
   >
SALES
  Electronics                                                        $4,943,988          $5,414,765
  Commissions                                                         3,792,527           4,009,199
                                                                    ------------        ------------

                                                    TOTAL SALES       8,736,515           9,423,964
                                                                    ------------        ------------

COST OF SALES
  Electronics                                                         4,368,493           4,920,269
  Commissions                                                         3,195,601           3,262,418
                                                                    ------------        ------------

                                            TOTAL COST OF SALES       7,564,094           8,182,687
                                                                    ------------        ------------

                                                   GROSS PROFIT       1,172,421           1,241,277
                                                                    ------------        ------------

EXPENSES
  Selling                                                             1,103,963             502,110
  General and Administrative                                            961,281             613,707
  Advertising and Promotional Services                                1,075,000             -
                                                                    ------------        ------------

                                                 TOTAL EXPENSES       3,140,244           1,115,817
                                                                    ------------        ------------

OPERATING INCOME (LOSS) BEFORE OTHER INCOME,
   OTHER EXPENSES AND INCOME TAXES                                   (1,967,823)            125,460
                                                                    ------------        ------------

OTHER INCOME
  Interest Income                                                        31,234             -
                                                                    ------------        ------------
                                             TOTAL OTHER INCOME          31,234             -
                                                                    ------------        ------------

OTHER EXPENSES
  Interest Expense                                                       85,427              42,810
  Amortization of Bridge Financing Costs                                606,943              48,557
                                                                    ------------        ------------

                                           TOTAL OTHER EXPENSES         692,370              91,367
                                                                    ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                                    (2,628,959)             34,093
  Income Taxes                                                         -                      4,274
                                                                    ------------        ------------

NET INCOME (LOSS)                                                   ($2,628,959)            $29,819

EARNINGS (LOSS) PER COMMON SHARE                                        ($1.11)               $0.02
                                                                    ------------        ------------
                                                                    ------------        ------------

AVERAGE COMMON SHARES OUTSTANDING (NOTE 11)                           2,368,809           1,506,277
                                                                    ------------        ------------
                                                                    ------------        ------------

                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                                    ---------------------------------
                                                                       1995                  1994
                                                                       ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                 ($2,628,959)            $29,819

  Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used By Operations:
  Non - Cash Advertising and Promotion Services                       1,075,000             -
  Depreciation and Amortization                                         656,908              60,496
  Provision for Doubtful Accounts                                        50,790              21,094
  Deferred Income Taxes                                                 -                    (5,083)
  Debt Issue Cost                                                       -                  (144,000)
  Changes in:
  Accounts Receivable                                                  (664,636)           (660,431)
  Inventories                                                            67,659             262,233
  Prepayments                                                           (40,556)            (22,047)
  Accounts Payable                                                       60,477             (33,594)
  Security Deposits                                                     (17,715)            (13,876)
  Accrued Expenses and Taxes Payable                                    140,256              66,016
                                                                    ------------        ------------
    TOTAL ADJUSTMENTS                                                 1,328,183            (469,192)
                                                                    ------------        ------------
NET CASH USED BY OPERATING ACTIVITIES                                (1,300,776)           (439,373)
                                                                    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Bid Deposit                                                        (1,000,000)             -
  Loan Receivable                                                      (550,000)             -
  Additions to Property and Equipment                                   (88,021)            (87,039)
  Deferred License Costs                                               (293,810)             -
  Collection of Notes Receivable                                         39,999              -
  Other Assets                                                            6,496              (8,220)
                                                                    ------------        ------------
NET CASH USED BY INVESTING ACTIVITIES                                (1,885,336)            (95,259)
                                                                    ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds from Bridge Financing                                   -                    800,000
  Payments of Bridge Loans                                             (800,000)             -
  Net Payments of Other Loans                                          (112,000)            (60,000)
  Net Proceeds (Payments) of Stockholders' Loans                        187,616             (40,399)
  Net Proceeds of Bank Loans                                          1,135,000              -
  Restriction of Cash                                                (1,100,000)             -
  Deferred Costs in Connection with Public Offering                    -                   (186,216)
  Deferred Private Placement Costs                                     (225,787)             -
  Private Placement Advance                                             116,223              -
  Principal Payments under Capital Lease Obligations                     (2,528)             -
  Sale of Common Stock                                                3,869,385              50,000
                                                                    ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             3,067,909             563,385
                                                                    ------------        ------------

NET (DECREASE) INCREASE IN CASH                                        (118,203)             28,753
CASH, BEGINNING OF PERIODS                                              136,203             107,450
                                                                    ------------        ------------

CASH, END OF PERIODS                                                    $18,000            $136,203
                                                                    ------------        ------------
                                                                    ------------        ------------

                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED
                                                                                DECEMBER 31,
                                                                       ----------------------------
                                                                         1995                1994
                                                                         ----                ----

SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
 CASH PAID DURING THE YEAR FOR :
  Interest                                                              $85,427             $36,207
  Taxes                                                                 -                   -
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Issuance of Common Stock Purchase B Warrants
    for Notes Receivable                                                -                    $99,000
  Issuance of Preferred Stock in Connection
    with Bridge Financing                                               -                   $487,500
  Issuance of Common Stock Purchase A  Warrants
    in Connection with Bridge Financing                                 -                    $24,000
  Non Cash Expenses in Connection with Bridge
    Financing                                                           -                  ($511,500)
  Property Acquired Under Capital Lease                               ($131,573)            -




                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                          Page 8
                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1995 AND 1994



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

NOTE 4 - OTHER ASSETS

(A) Deferred Financing Costs were fully amortized in 1995 due to the repayment of the Bridge Notes on May 19, 1995. The following costs were associated with the Bridge Notes described in Note 7B:

240,000 shares of Preferred Stock                $487,500
480,000 Warrants                                   24,000
Investment Banking Fees                           104,000
Legal Fees                                         40,000
                                            --------------
                                                 $655,500
Less: Amortization in 1994                        (48,557)

                                            --------------
Balance at December 31, 1994                     $606,943
Less: Amortization in 1995                       (606,943)
                                            --------------
Balance at December 30, 1995                          -0-
                                            --------------
                                            --------------

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

NOTE 9 - CAPITAL LEASE

Capital Leases include $131,576 for equipment. Minimum future lease payments under capital leases as of December 31, 1995 for each of the next five years and in the aggregate are:

              1996                                    $50,244
              1997                                     50,244
              1998                                     50,244
              1999                                     50,244
              2000                                     38,334
                                                 -------------
              Total Minimum Lease Payments            239,310

              Less: Amount Representing Interest     (110,265)
                                                 -------------
              Present Value of Net
              Minimum Lease Payments                  129,045

              Less: Current Maturities
              included in Current Liabilities         (50,244)
                                                 -------------
              Long Term Obligations Under
              Capital Leases                          $78,801
                                                 -------------
                                                 -------------

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

NOTE 12 - CONVERTIBLE PREFERRED STOCK

A summary of the outstanding preferred stock at December 31, 1994 is as follows:

                                                           Additional
Series        Shares               Par Value          Paid-In Capital
------        ------              -----------         ---------------
Series A      240,000                  $2,400                $485,100

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

(D) On May 17, 1995, the Company entered into an employment agreement with the Mr. Les Winder, which was amended on October 1, 1995. The term of the agreement is for five years with an option for an additional one year terms. The agreement provides for annual compensation of $137,500 during the term of the employment agreement and entitles Mr. Winder to certain fringe benefits, including automobile maintenance, disability insurance, medical benefits and life insurance coverage. Mr. Winder has agreed that during the term of his agreement and for 6 months thereafter (unless the agreement is terminated without cause), he will be subject to non-competition provisions. Upon termination of employment without cause, Mr. Winder will be entitled to a lump sum payment of $50,000 multiplied by the number of years of his employment by the Company

NOTE 16 - MAJOR SUPPLIERS

During the year ended December 31, 1994 and 1995 Free Trade Distributors, Inc. purchased 100% of its cellular telephones and related accessories from four major suppliers and Trade Zone Distributors, Inc. received 100% of its income from two cellular radio suppliers.

NOTE 17 - OPERATING LEASE

In early 1994, the Company leased office and warehouse space under an operating lease agreement on a month to month basis. The rental expense for the period ended December 31, 1995 and December 31, 1994 was $64,379 and $47,130 respectively.

On May 20, 1994 Free Trade Distributors Inc. entered into a five year operating lease expiring May 31, 1999 for an 8,000 square foot warehouse and office facility.

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1995 AND 1994

NOTE 17 - OPERATING LEASE - (CONTINUED)

The minimum future rental payments under this non-cancelable operating lease for each of the remaining years are:

1996                                         $ 60,000
1997                                           60,000
1998                                           60,000
1999                                           25,000
                                         -------------
Total Minimum Future
Rental Payments                              $205,000
                                         -------------
                                         -------------

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

NOTE 19 - STOCK OPTION PLAN

The Company's Board of Directors adopted a Stock Option Plan (the "Plan"), approved by stockholders, under which, options to purchase up to an aggregate of 500,000 shares of Common Stock are available for grants to officers, directors, consultants and key employees of the Company. The Plan provides for the grant of incentive stock options, non-qualified stock options and Director's options. The Plan will terminate in 2004, unless sooner terminated by the Board of Directors. As a result of the reverse split the Board of Directors, with stockholders approval,increased the number of shares of Common Stock, after the effective date of the reverse split, which may be subject to options granted under the Plan from 100,000 to 300,000. On July 10, 1995 the Company issued 20,000 options to a director of the Company at a price of $3.80, 5,000 of these options were exercisable immediately, 5,000 on July 10, 1996, 5,000 on July 10, 1997 and 5,000 on July 10,1998 and expire on July 10, 2,000. The fair value of the stock was less than the option price therefore no compensation expense was recognized in 1995.

NOTE 20 - SUBSEQUENT EVENTS

(A) As of December 31, 1995, the Company has loaned $550,000 to Threshold Communications, Inc. ( "TCI" ). TCI is a recently formed corporation engaged in the radio paging business, having acquired a paging subscriber base, associated paging hardware, and a paging carrier agreement with SkyTel-Registered Trademark-, a company that provides nationwide paging, voice messaging and related messaging services to subscribers and others. TCI has informed the Company that it intends to engage in the radio paging carrier business utilizing, among other assets, one or more 900 megahertz FCC paging licenses for the New York-New Jersey area, a long-term lease for a paging transmission site in New Jersey which it currently owns, and a customer base of approximately 9,000 paging service subscribers. The principal shareholder of TCI is not a related party.

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1995 AND 1994


NOTE 20 - SUBSEQUENT EVENTS - (CONTINUED)

On March 22, 1996, TCI has entered into an agreement to acquire approximately 6,000 paging service subscribers and other related assets. The Company has advanced an additional $175,000 to TCI and has guaranteed certain obligations in the amount of $739,000 for TCI. As of the date hereof, the Company has not entered into an agreement as to an acquisition or investment in TCI.

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

Dated:  January 22, 1997               ELECTRONICS COMMUNICATIONS CORP.


                                       By:  /s/ William S. Taylor
                                            ------------------------------
                                            William S. Taylor,
                                            Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

SIGNATURE                         CAPACITY                       DATE
---------                         --------                       ----

/s/ William S. Taylor        Chairman of the Board,        January 22, 1997
---------------------        Chief Executive Officer,
William S. Taylor            President (Principal Executive
                             and Financial Officer)


/s/ Les Winder               Executive Vice President,     January 22, 1997
---------------------        Treasurer and Director
Les Winder


/s/ Brenda Taylor            Director and Secretary        January 22, 1997
---------------------
Brenda Taylor


/s/ Andrew A. Miller         Controller                    January 22, 1997
--------------------
Andrew A. Miller

                             Director                      January __, 1997
---------------------
Mal Gurian


/s/ Robert DePalo            Director                      January 22, 1997
---------------------
Robert DePalo


_____________________        Director                      January __, 1997
Ira J. Tabankin