Form 10QSB/A
period 1996-03-31
ELECTRONICS COMMUNICATIONS CORP
filed 1997-01-24
CIK 926366

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                              ________________________


                                 FORM 10-QSB / A-2


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

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                See Notes to Consolidated Financial Systems

              ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                 ASSETS

                                                        MARCH 31,   DECEMBER 31,
                                                      -----------   ------------
                                                          1996         1995
                                                          ----         ----
                                                      (UNAUDITED)
CURRENT ASSETS
  Cash                                                    $54,329      $18,000
  Restricted Cash                                       1,100,000    1,100,000
  Accounts Receivable
    (Net of $35,634 Allowance for Doubtful
     Accounts at March 31, 1996 and
     $80,987 at December 31, 1995.)                     1,276,394    2,204,789
  Inventories                                             550,099      476,796
  Bid Deposit                                           1,000,000    1,000,000
  Loan Receivable                                       1,114,000      550,000
  Prepaid Expenses                                         82,588       78,849
                                                       ----------   ----------

                      TOTAL CURRENT ASSETS              5,177,410    5,428,434
                                                       ----------   ----------

PROPERTY AND EQUIPMENT
  Property and Equipment                                  454,755      335,858
  Accumulated Depreciation                                (86,483)     (75,544)
                                                       ----------   ----------

                NET PROPERTY AND EQUIPMENT                368,272      260,314
                                                       ----------   ----------
OTHER ASSETS
  Deferred Private Placements Costs                       364,144      225,787
  Deferred License Costs                                  306,410      293,810
  Security Deposits and Other Assets                       99,195       38,313
                                                       ----------   ----------

                        TOTAL OTHER ASSETS                769,749      557,910
                                                       ----------   ----------

                              TOTAL ASSETS             $6,315,431   $6,246,658
                                                       ----------   ----------
                                                       ----------   ----------

                  See Notes to Consolidated Financial Statements

               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            MARCH 31,   DECEMBER 31,
                                                           -----------  ------------
                                                               1996        1995
                                                               ----        ----
                                                           (UNAUDITED)

CURRENT LIABILITIES
  Accounts Payable                                          $1,274,178   $1,783,344
  Notes Payable - Other                                        139,000       28,000
  Notes Payable - Bank                                       1,160,000    1,225,000
  Notes Payable - Stockholders                                 193,948      252,007
  Current Portion of Obligations Under Capital Leases           69,180       50,244
  Private Placement Advance                                   -             116,223
  Accrued Expenses and Taxes Payable                           387,279      248,764
                                                            ----------   ----------

                 TOTAL CURRENT LIABILITIES                   3,223,585    3,703,582
                                                            ----------   ----------
LONG TERM LIABILITIES
  Obligations under Capital Leases                              87,794       78,801
                                                            ----------   ----------
STOCKHOLDERS' EQUITY
  Common Stock, par value $.05 per share, 40,000,000
    authorized, issued and outstanding 3,267,657
    at March 31, 1996 and 3,003,697 at  December 31, 1995      163,383      150,186
  Additional Paid-In Capital                                 5,886,423    5,320,629
  Retained (Deficit)                                        (3,020,053)  (2,947,539)
  Notes Receivable arising from Common Stock Purchase
     Warrants Sold                                             (25,701)     (59,001)
                                                            ----------   ----------

               TOTAL STOCKHOLDERS' EQUITY                    3,004,052    2,464,275
                                                            ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $6,315,431   $6,246,658
                                                            ----------   ----------
                                                            ----------   ----------


                    See Notes to Consolidated Financial Statements

               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
          CONSOLIDATED  STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT)
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            -----------------------
                                                              1996         1995
                                                              ----         ----
SALES
  Electronics                                                 $983,728     $906,826
  Commissions                                                1,279,798      695,938
                                                           -----------   ----------

                               TOTAL SALES                   2,263,526    1,602,764
                                                           -----------   ----------
COST OF SALES
  Electronics                                                  827,816      742,665
  Commissions                                                  889,435      566,931
                                                           -----------   ----------

                       TOTAL COST OF SALES                   1,717,251    1,309,596
                                                           -----------   ----------

                              GROSS PROFIT                     546,275      293,168
                                                           -----------   ----------
EXPENSES
  Selling                                                      134,128      106,069
  General and Administrative                                   387,128      176,785
                                                           -----------   ----------

                            TOTAL EXPENSES                     521,256      282,854
                                                           -----------   ----------
OPERATING INCOME BEFORE OTHER EXPENSES
 AND INCOME TAXES                                               25,019       10,314
                                                           -----------   ----------
OTHER EXPENSES
  Interest Expense - Net                                        23,762       24,306
  Amortization of Bridge Financing Costs                       -            163,750
  Accelerated Amortization of Bridge Financing Costs           -            229,235
  Settlement of Potential Litigation                            73,769      -
                                                           -----------   ----------

                      TOTAL OTHER EXPENSES                      97,531      417,291
                                                           -----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES                              (72,512)    (406,977)
  Income Taxes                                                 -            -
                                                           -----------   ----------
NET INCOME (LOSS)                                             ($72,512)   ($406,977)

RETAINED (DEFICIT), BEGINNING OF PERIOD                    ($2,947,539)   ($318,580)
                                                           -----------   ----------

RETAINED (DEFICIT), END OF PERIOD                           (3,020,051)    (725,557)
                                                           -----------   ----------
                                                           -----------   ----------

LOSS PER COMMON SHARE                                           ($0.02)      ($0.27)
                                                           -----------   ----------
                                                           -----------   ----------

AVERAGE COMMON SHARES OUTSTANDING (NOTE 11)                  3,082,318    1,516,086
                                                           -----------   ----------
                                                           -----------   ----------


                See Notes to Consolidated Financial Statements

               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          -------------------------
                                                              1996         1995
                                                              ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                           ($72,512)   ($406,977)
  Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used By Operations:
  Depreciation and Amortization                                 10,939      401,120
  Non Cash Other Expense                                        73,769      -
  Changes in:
  Accounts Receivable                                          928,392      255,238
  Inventories                                                  (73,303)     219,100
  Prepayments                                                   (3,739)     (45,235)
  Accounts Payable                                            (509,166)    (511,137)
  Accrued Expenses and Taxes Payable                           138,515       87,117
                                                            ----------   ----------
    TOTAL ADJUSTMENTS                                          565,407      406,203
                                                            ----------   ----------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                                           492,895         (774)
                                                            ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Receivable                                             (564,000)      -
  Other Assets                                                 (60,882)      -
  Deferred License Costs                                       (12,600)      -
  Additions to Property and Equipment                          (86,639)      (4,506)
                                                            ----------   ----------
NET CASH PROVIDED (USED) BY                                   (724,121)      (4,506)
INVESTING ACTIVITIES                                        ----------   ----------

CASH FLOWS FROM FINANCING
ACTIVITIES
  Net Proceeds (Payments) of Shareholder Loans                 (24,759)      63,823
  Deferred Costs in Connection with Public Offering            -           (145,339)
  Deferred Private Placement Costs                            (138,357)      -
  Payments of Bank Loans                                       (65,000)      -
  Proceeds of Other Loans                                      134,000       (5,000)
  Payments of Other Loans                                      (23,000)      -
  Principal Payments of Capital Lease Obligations               (4,329)      -
  Sale of Common Stock                                         389,000       -
                                                            ----------   ----------
NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                                           267,555      (86,516)
                                                            ----------   ----------

NET INCREASE (DECREASE) IN CASH                                 36,329      (91,796)
CASH, BEGINNING OF PERIODS                                      18,000      136,203
                                                            ----------   ----------

CASH, END OF PERIODS                                           $54,329      $44,407
                                                            ----------   ----------
                                                            ----------   ----------


               See Notes to Consolidated Financial Statments

               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                      ------------------
                                                       1996         1995
                                                       ----         ----

SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
 CASH PAID DURING THE PERIOD FOR :
  Interest                                                          $3,184
  Taxes                                                -           -
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Property Acquired Under Capital Lease                (32,258)    -

               See Notes to Consolidated Financial Statements

                                                                          PAGE 6
                 ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     In February 1995, the Company formed a new subsidiary, Electrocomm Wireless, Inc., a Delaware corporation as a subsidiary, to become a radio paging and two-way radio carrier in the New York City Metropolitan Area and the State of New Jersey. On January 6, 1995, Electrocomm Wireless, Inc. entered into a one year contract to utilize the transmission facilities of an unaffiliated paging carrier to commence paging operations. The agreement required a non-refundable one-time connection fee of $20,000, a monthly per diem charge per radio pagering customer and the Company's pro rata share of monthly access charges. The contract expired in January and was not renewed. The Company is in the process of securing FCC licensing for paging, two-way radio transmission and personal communication services.

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

     (E) Revenue Recognition

     It is the Company's policy to categorize revenue into either sales from electronic goods or commissions for fees earned on sales of cellular radio service contracts. Sales from electronic goods includes but is not limited to cellular phones and related accessories and other electronic automobile and office products. Revenue from the above mentioned products are recognized when they are shipped. Revenues from sales of electronic goods represented 57% of the Companies total revenue in 1995. Commissions are inclusive of fees earned for the sale of cellular radio service contracts and residuals received on those contracts. Revenues and related commissions from the sale of the service contracts are recognized at the point of activation. Revenues from residuals are realized when approved by the cellular radio service supplier and are paid on customer usage for a maximum of three years. Commission revenue represented 43% of the Company's total revenue in 1995. The Company establishes a reserve of 3.5% for charge-backschargebacks on customers that prematurely terminate cellular service. In addition to the commissions paid by the cellular radio supplier, the Company receives co-op fees. Co-op fees are reimbursements of expenditures that are approved by the cellular radio supplier for advertising and promotion in connection with the sale of cellular radio contracts.

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

                                                                          PAGE 8
                 ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     (B) On May 12, 1995 the Company successfully completed a public offering (the "Offering").The Company sold 1,000,000 shares of Common
     Stock and 2,000,000 Common Stock Purchase Warrants at an initial offering price of $5.00 per share and $.10 per Warrant. In order to complete this transaction the Board approved a 1 for 5 reverse common stock split, in order to reduce the authorized Common Stock from 42,000,000 shares to 8,400,000 shares and increase the par value of these shares from $.01 to $.05. The Company also registered 1,000,000 shares of common stock owned by certain officers, directors and stockholders.
     In addition, the Company granted the Underwriter an option to purchase up to 100,000 shares of Common Stock and 200,000 Common Stock Purchase Warrants. On September 12, 1995 the Underwriter exercised the over-allotment option to purchase an additional 300,000 warrants. All references in the financial statements to average number of shares outstanding, per share amounts and stock option plan data have been restated to reflect the reverse common stock split.

                                                                          PAGE 9
                 ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - ACQUISITION, RECAPITALIZATION AND PUBLIC OFFERING - (Continued)



     (C) On January 16, 1996 the Company consummated a Private Placement Offering of 69,460 shares of the Company's $.05 par value common stock at a price of $2.25 per share. The total offering resulted in gross proceeds of $156,218 of which $116,223 was advanced to the Company prior to December 31, 1995. Each subscriber, in addition to the shares, received demand registration rights, which require the Company to file a Registration Statement upon request of 25% or more of the shares sold in the offering at anytime during the 18 month period commencing 30 days from the closing date. In March 1996, the subscribers demanded that the Company file a Registration Statement covering their shares. The Company at that time was unable to comply with the request. In order to avoid a potential litigation for failing to file a Registration Statement on a timely basis, the Company issued a aggregate of 34,715 additional shares to the subscribers. The additional cost of these shares issued were treated as an increase of additional paid in capital and expensed as an other expense.

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

NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts Receivable consist of amounts due for sales of electronic goods and commissions due from major cellular radio suppliers. Components of Accounts Receivable are $995,3681,0 for the sale of electronic goods and $316,660 for commissions at March 31, 1996 and $1,503,303 and $782,473 at December 31, 1995.

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

                                                                         PAGE 10
                 ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                                                                         PAGE 11
                 ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - NOTES PAYABLE

     Notes Payable consist of the following:

     (A) Notes Payable-Other in the amount of $28,000 at December 31, 1995, and $5,000 at March 31, 1996 with interest at 10%, are payable on demand. Payment of the notes are personally guaranteed by certain officers and stockholders, and secured by a pledge of their personal property.

     (B) Notes Payable-Bridge Financing consisted of an aggregate of $800,000, 12% promissory notes, with principal and interest due on the earlier of the closing of the Public public oOffering or November 1, 1995. Payment of the notes were secured by a security interest in the Company's accounts receivable, a pledge of the shares of Common Stock of the Company owned by its officers, directors and certain stockholders, and was guaranteed by the Company's President. In connection with the bridge financing the Company issued to the investor an aggregate of 240,000 shares of Series A Preferred Stock (the "Preferred Stock") and 480,000 Series A Preferred Stock Purchase Warrants (the "Preferred Warrants") with a Fair Value of $511,500. Each Bridge investor exchanged their Preferred Stock and Preferred Warrants into an identical number of shares of Common Stock and Class A Redeemable Common Stock Purchase Warrants on the effective date of the Offering. These notes were paid on May 19, 1995.

     (C) On April 18, 1995, the Company entered into a financing agreement with a bank in the amount of $100,000. This loan is personally guaranteed by the Company's President, cross corporate guaranteed by Free Trade and secured by the Company's inventory. Interest is payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. As of the date hereof, the interest rate was 10.5%. The loan becomes due and payable on April 18, 1996. On
     March 31, 1996 the balance on this loan was $60,000. This note was temporally extended by the bank. The Company is currently in negotiations with the bank to increase the credit line and extend the due date.

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

                 ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - CAPITAL LEASE

     Capital Leases include $163,834 for equipment. Minimum future lease payments under capital leases as of March 31, 1996 for each of the next five years and in the aggregate are:

     1996                                                $56,052
     1997                                                 69,181
     1998                                                 51,801
     1999;                                                50,244
     2000                                                 38,334
                                                       ---------
     Total Minimum Lease Payments                        265,612
     Less: Amount Representing Interest                 (108,638)
                                                       ---------
     Present Value of Net

     Minimum Lease Payments                              156,974
     Less: Current Maturities
     included in Current Liabilities                     (69,180)
                                                       ---------
     Long Term Obligations Under
     Capital Leases                                      $87,794
                                                       ---------
                                                       ---------

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

              ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - WARRANTS TO PURCHASE COMMON STOCK

     The Company approved the sale to certain officers, directors and stockholders of 1,000,000 Common Stock Purchase B Warrants at a price of $.10 per Warrant exercisable at $5.00 per share. On November 30, 1994, the Company issued 990,000 Common Stock Purchase B Warrants for $.10 per Warrant, payable by the Company accepting promissory notes bearing interest at 8% per annum due on the earlier of the exercise of the Warrants, or December 1, 1996. On January 20, 1995, the Company agreed to reduce the exercise price of 300,000 B Warrants from $5.00 to $2.50 and amended the exercise period of these 300,000 B Warrants so that they are not exercisable until February 1, 1996.

NOTE 14 - INCOME TAXES

     The Company adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has net operating loss carryforwards that it does not expect to utilize pursuant to the Internal Revenue Regulations.

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

                                                                    PAGE 14
              ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The minimum future rental payments under this non-cancelable operating lease for each of the remaining years are:

     1996                                              $  45,000
     1997                                                 60,000
     1998                                                 60,000
     1999                                                 25,000
                                                       ---------
     Total Minimum Future
     Rental Payments                                    $190,000
                                                       ---------
                                                       ---------


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

              ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - STOCK OPTION PLAN

     The Company's Board of Directors adopted a Stock Option Plan (the
     "Plan"), approved by Stockholders, under which options to purchase up to an aggregate of 500,000 shares of Common Stock would be are available for grants to officers, directors, consultants and key employees of the Company. The Plan provides for the grant of incentive stock options, non-qualified stock options and Director's options. The Plan will terminate in 2004, unless sooner terminated by the Board of Directors.
     As a result of the reverse split the Board of Directors, with stockholders approval, increased the number of shares of Common Stock, after the effective date of the reverse split, which may be subject to options granted under the Plan from 100,000 to 300,000. On July 10, 1995 the Company issued 20,000 options to a director of the Company at a price of $3.80, 5,000 of these options were exercisable immediately, 5,000 on July 10, 1996, 5,000 on July 10, 1997 and 5,000 on July 10,1998 and
     expire on July 10, 2,000. The fair value of the stock was less than the option price therefore no compensation expense was recognized in 1995.

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

NOTE 21 - CORRECTION OF AN ERROR

     The accompanying financial statements have been restated to give effect to adjustments arising from the issuance of 34,715 shares to avoid potential litigation as described in Note 2C. The effect of the restatement was to decrease Net Income for the three months ended March 31, 1996 by $73,769 ($.02 loss per share), decrease Retained Earnings by $73,769, increase Common Stock by $1,736 and increase Additional Paid-In Capital by $72,003.

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

    Interest expenses remained constant compared to the same period in 1995. The Company did experience a one time non-cash expense of $73,769 relating to the issuance of 34,715 shares of the Company's Common Stock to avoid potential litigation. However, the Company did not experience any additional non-cash financing costs, comparable to those incurred in 1995 as a result of the Company's Bridge Financing completed in December 1994

LIQUIDITY AND CAPITAL RESOURCES

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

    The Bridge Financing, completed in December 1994, consisted of $800,000 of 12% promissory notes which were due the earlier of closing of a public offering or November 1, 1995 and the issuance of Common Stock and A Warrants. The proceeds of the Bridge Financing were used to pay certain costs associated with the public offering; to collateralize a letter of credit to one of the Company's vendors, to make an initial investment for the Company's paging operations and contribute to working capital. On May 19, 1995 the Company completed a public offering resulting in gross proceeds of $5,200,000 and approximate net proceeds of $4,200,000. The Company devoted substantial resources, including a portion of the net proceeds of the public offering, after payment of the Bridge Financing indebtedness, primarily to paging and two-way radio. The Company will need to seek other forms of financing to build a PCS infrastructure.

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

    On January 16, 1996 the Company consummated a Private Placement of 69,460 shares of its Common Stock $.05 par value at a price of $2.25 per share. The total offering resulted in gross proceeds of $156,217.50. Each subscriber, in addition to the shares received demand registrations rights, which require the Company to file a Registration Statement upon request of 25% or more of the shares sold in the offering at anytime during the 18 month period commencing 30 days from the closing date. In March 1996, the subscribers demanded that the Company file a Registration Statement covering their shares. The Company at that time was unable to comply with the request. In order to avoid potential litigation for failing to file a Registration Statement on a timely basis, the Company issued an aggregate of 34,715 additional shares to the subscribers.

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

    On March 21, 1996, the Company entered into a letter of intent with an investment banking firm (the "Placement Agent") Pursuant to which the Company will offer $6,000,000 principal amount of the Company's Subordinated Convertible Debentures (the "Debenture"). The principal amount of the Debentures shall be convertible into shares of the Company's common stock at the option of the holder, immediately upon issuance at a price equivalent to 25% discount from the average high closing bid price for five days prior to the conversion or $1.50, whichever is less. The Debenture bears interest at the rate of 5% per annum payable on April 1 of each year commencing April 1, 1997. The Debentures are redeemable and callable for conversion under certain circumstances. The Debentures are also secured by certain officers and directors personal guarantees.

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


Dated:   January 22, 1997
                           ELECTRONICS COMMUNICATIONS CORP.

                           By:  /s/ WILLIAM S. TAYLOR
                                -----------------------------
                                William S. Taylor, President