Form 10QSB/A
period 1996-06-30
ELECTRONICS COMMUNICATIONS CORP
filed 1997-01-24
CIK 926366

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                       ----------------------------------------

                                   FORM 10-QSB/A-1

                  Quarterly Report Pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  [ X ]               No  [   ]

As of August 8, 1996, there were 4,876,762 shares of Common Stock, $.05 par value outstanding.

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS



                                        ASSETS


                                                                 JUNE 30     DECEMBER 31,
                                                            -------------   -------------
                                                                  1996           1995
                                                                  ----           ----
                                                              (UNAUDITED)
CURRENT ASSETS
 Cash                                                            $925,873         $18,000
 Restricted Cash                                               $1,100,000      $1,100,000
 Accounts Receivable
  (Net of $60,450 and $80,987 Allowance for Doubtful
   Accounts at June 30, 1996 and
   December 31, 1995, respectively.)                            1,654,806       2,204,789
 Inventories                                                      543,818         476,796
 Bid Deposit                                                    1,322,610       1,000,000
 Loan Receivable                                                  106,560         550,000
 Loan Receivable - Stockholder                                     81,034       -
 Prepaid Expenses                                                  73,447          78,849
                                                            -------------   -------------

                    TOTAL CURRENT ASSETS                        5,808,148       5,428,434
                                                            -------------   -------------

PROPERTY AND EQUIPMENT
 Property and Equipment                                         1,766,348         335,858
 Accumulated Depreciation                                        (182,015)        (75,544)
                                                            -------------   -------------

               NET PROPERTY AND EQUIPMENT                       1,584,333         260,314
                                                            -------------   -------------

OTHER ASSETS
 Paging Carrier Agreement                                         978,843       -
 Deferred Private Placement Costs                                 507,181         225,787
 Debenture Costs                                                  437,844       -
 Deferred License Costs                                           323,910         293,810
 Security Deposits and Other Assets                               144,040          38,313
 Goodwill                                                          68,497       -
                                                            -------------   -------------

                    TOTAL OTHER ASSETS                          2,460,315         557,910
                                                            -------------   -------------

                         TOTAL ASSETS                          $9,852,796      $6,246,658
                                                            -------------   -------------
                                                            -------------   -------------



                   See Notes to Consolidated Financial Statements.

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            JUNE 30,        DECEMBER 31,
                                                                         -------------     -------------
                                                                              1996              1995
                                                                              ----               ----
                                                                            (UNAUDITED)
CURRENT LIABILITIES
 Accounts Payable                                                             $952,446        $1,783,344
 Notes Payable - Other                                                         489,000            28,000
 Notes Payable - Bank                                                        1,145,000         1,225,000
 Notes Payable - Stockholders                                                   18,077           252,007
 Current Portion of Obligations Under Capital Leases                            77,170            50,244
 Private Placement Advance                                                   -                   116,223
 Accrued Expenses                                                              471,993           248,764
 Customer Deposits                                                              38,742         -
                                                                         -------------     -------------

               TOTAL CURRENT LIABILITIES                                     3,192,428         3,703,582
                                                                         -------------     -------------

LONG TERM LIABILITIES
 Notes Payable - Debentures                                                  2,315,000        -
 Obligations under Capital Leases                                              375,281            78,801
                                                                         -------------     -------------

             TOTAL LONG TERM LIABILITIES                                     2,690,281            78,801
                                                                         -------------     -------------

Minority Interest                                                              470,736        -

STOCKHOLDERS' EQUITY
 Common Stock, par value $.05 per share, 40,000,000
  authorized, issued and outstanding 4,169,039
  at June 30, 1996 and 3,003,697 at December, 31 1995.                         208,453           150,186
 Additional Paid-In Capital                                                  6,960,097         5,320,629
 Retained (Deficit)                                                         (3,643,498)       (2,947,539)
 Notes Receivable arising from Common Stock Purchase Warrants Sold             (25,701)          (59,001)
                                                                         -------------     -------------

              TOTAL STOCKHOLDERS' EQUITY                                     3,499,351         2,464,275
                                                                         -------------     -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $9,852,796        $6,246,658
                                                                         -------------     -------------



                   See Notes to Consolidated Financial Statements.

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                     (UNAUDITED)

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                             JUNE 30,       JUNE 30,       JUNE 30,        JUNE 30,
                                           ---------------------------   ---------------------------
                                              1996           1995           1996           1995
                                              ----           ----           ----           ----
SALES
 Electronics                                $1,230,268       $818,820     $2,213,996     $1,725,646
 Commissions                                 1,036,169        708,125      2,315,967      1,404,063
                                         -------------  -------------  -------------  -------------

                              TOTAL SALES    2,266,437      1,526,945      4,529,963      3,129,709
                                         -------------  -------------  -------------  -------------

COST OF SALES
 Electronics                                   971,918        613,992      1,799,734      1,356,657
 Commissions                                   808,962        540,777      1,698,397      1,107,708
                                         -------------  -------------  -------------  -------------

                      TOTAL COST OF SALES    1,780,880      1,154,769      3,498,131      2,464,365
                                         -------------  -------------  -------------  -------------

                             GROSS PROFIT      485,557        372,176      1,031,832        665,344
                                         -------------  -------------  -------------  -------------

EXPENSES
 Selling                                       380,566        125,354        514,694        231,423
 General and Administrative                    685,111        207,609      1,072,239        384,394
                                         -------------  -------------  -------------  -------------

                           TOTAL EXPENSES    1,065,677        332,963      1,586,933        615,817
                                         -------------  -------------  -------------  -------------

OPERATING INCOME (LOSS) BEFORE OTHER
EXPENSES AND INCOME TAXES                     (580,120)        39,213       (555,101)        49,527
                                         -------------  -------------  -------------  -------------

OTHER EXPENSES
 Interest Expense - Net                         43,327         12,580         67,089         36,886
 Settlement of Potential Litigation              -               -            73,769           -
 Amortization of Bridge Financing Costs          -            213,958           -           606,943
                                         -------------  -------------  -------------  -------------

                     TOTAL OTHER EXPENSES       43,327        226,538        140,858        643,829
                                         -------------  -------------  -------------  -------------

NET LOSS BEFORE INCOME TAXES                  (623,447)      (187,325)      (695,959)      (594,302)
 Income Taxes                                    -               -              -              -
                                         -------------  -------------  -------------  -------------

NET LOSS                                      (623,447)      (187,325)      (695,959)      (594,302)
RETAINED (DEFICIT), BEGINNING OF PERIOD     (3,020,051)      (725,557)    (2,947,539)      (318,580)
                                         -------------  -------------  -------------  -------------

RETAINED (DEFICIT), END OF PERIOD          ($3,643,498)     ($912,882)   ($3,643,498)     ($912,882)
                                         -------------  -------------  -------------  -------------
                                         -------------  -------------  -------------  -------------

LOSS PER COMMON SHARE
 PRIMARY                                         (0.19)         (0.06)         (0.21)         (0.18)
 FULLY DILUTED                                   (0.62)         (0.15)         (0.60)         (0.07)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (NOTE 11)
 PRIMARY                                     3,345,397      3,345,397      3,345,397      3,345,397
 FULLY DILUTED                               4,888,730      4,888,730      4,888,730      4,888,730
                                         -------------  -------------  -------------  -------------
                                         -------------  -------------  -------------  -------------

                   See Notes to Consolidated Financial Statements.

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                           SIX MONTHS ENDED
                                                        JUNE 30,       JUNE 30,
                                                      --------------------------
                                                           1996            1995
                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                            ($695,959)      ($594,302)

  Adjustments to Reconcile Net Loss to
  Net Cash Used By Operations:
  Issue of Common Stock For Marketing Agreement         187,500
  Depreciation and Amortization                          21,881         625,921
  Non-Cash Settlement of Potential Litigation            73,762
  Changes in:
    Accounts Receivable                                 293,636         134,345
    Inventories                                           4,208        (263,360)
    Prepayments                                          17,065         (44,697)
    Accounts Payable                                 (1,123,540)       (797,652)
    Accrued Expenses and Taxes Payable                  222,325          14,588
    Customer Deposits                                    38,742          (5,328)
 Changes in assets and liabilities net of effects
 from purchase of Threshold Communications, Inc.
    Accounts Receivable                                 256,347           -
    Inventory                                           (71,230)          -
    Prepaid Expenses                                    (11,663)          -
    Accounts Payable                                    292,642           -
    Accrued Expenses and Taxes Payable                      904           -
    TOTAL ADJUSTMENTS                                   202,579        (336,183)
                                                     ----------       ---------
NET CASH USED BY
OPERATING ACTIVITIES                                   (493,380)       (930,485)
                                                     ----------       ---------
CASH FLOWS FROM INVESTING
ACTIVITIES
  Stockholder Loans Receivable                          (81,034)          -
  Notes Receivable arising from Common Stock
   Purchase Warrants                                     33,300           -
  Deferred Private Placement Costs                     (281,394)          -
  Deferred License Costs                                (30,100)          -
  Additions to Property and Equipment                  (221,545)       (315,994)
  Bid Deposit                                          (322,610)          -
  Payment for purchase of Threshold Communications,
   Inc. net of cash acquired                           (180,556)          -
  Other Assets                                          (82,149)       (107,956)
                                                     ----------       ---------
NET CASH USED BY INVESTING
ACTIVITIES                                           (1,166,088)       (423,950)
                                                     ----------       ---------
CASH FLOWS FROM FINANCING
ACTIVITIES
  Payments of Shareholder Loans                        (243,071)          7,276
  Proceeds of Other Loans                               111,000         (45,000)
  Payments of Bridge Loans                                -            (800,000)
  Payments of Bank Loans                                (80,000)        (90,000)
  Net Proceeds from Debentures                        2,277,156         100,000
  Principal Payments under Capital Lease Obligation     (28,994)          -
  Sale of Common Stock                                  531,250       3,869,937
                                                     ----------       ---------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                            2,567,341       3,042,213
                                                     ----------       ---------
NET INCREASE IN CASH                                    907,873       1,687,778
CASH, BEGINNING OF PERIODS                               18,000         136,203
                                                     ----------       ---------
CASH, END OF PERIODS                                   $925,873      $1,823,981
                                                     ----------      ----------
                                                     ----------      ----------

                   See Notes to Consolidated Financial Statements.

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                           JUNE 30,    JUNE 30,
                                                           --------------------
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

    (A) BUSINESS ACTIVITY AND BASIS OF PRESENTATION - (CONTINUED)

    of the results that may be expected for the year ended December 31, 1996. The unaided consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1995.

    (B) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Electronics Communications Corp., subsequent to the Acquisition, and its wholly-owned subsidiaries, Free Trade Distributors, Inc., Trade Zone Distributors, Inc. (Trade Zone Distributors, Inc. has a wholly owned subsidiary, Trade Zone Distributors, II, Inc. which is an inactive, non-operating entity), Electrocomm Wireless, Inc., Personal Communications Network, Inc. and its majority owned subsidiary of Threshold Communications, Inc. and TCI's
    majority owned subsidiary General Towers of America, Inc.   All significant
    intercompany accounts and transactions have been eliminated in consolidation.

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

    The Company currently receives all of its commission revenue from two major cellular radio carriers. Although there are a limited number of sources for this type of revenue, management believes that other sources could provide similar commissions on comparable terms. A change in carriers could cause a delay in activation's and a loss of sales which would affect operating results adversely.

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

    (B) On May 12, 1995 the Company successfully completed a public offering (the "Offering").The Company sold 1,000,000 shares of Common Stock and 2,000,000 Common Stock Purchase Warrants at an initial offering price of $5.00 per share and $.10 per Warrant. In order to complete this transaction the Board approved a 1 for 5 reverse common stock split, in order to reduce the authorized Common Stock from 42,000,000 shares to 8,400,000 shares and increase the par value of these shares from $.01 to $.05. The Company also registered 1,000,000 shares of common stock owned by certain officers, directors and stockholders. In addition, the Company granted the Underwriter an option to purchase up to an aggregate 100,000 shares of Common Stock and 200,000 Common Stock Purchase Warrants. On September 12, 1995 the Underwriter exercised

                   ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITION, RECAPITALIZATION AND PUBLIC OFFERING - (CONTINUED)

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

    (E) On April 8, 1996, the Company entered into a contractual agreement with a public relations and direct marketing firm for the intention of making its name and business better know to shareholders, investors and brokerage houses. The agreement is for a period of four months. The Company issued 100,000 shares of its Common Stock and expensed $187,500 for Marketing Cost.

    (F)  On May 22, 1996, the Company completed a private placement of 500,000
    shares of unregistered Common Stock for $625,000 ($1.25 per share).   These
    shares were sold at a $.75 (37.5%) discount to the market price of the Company's Common Stock on such date. This transaction was negotiated at arms length with the investors. The primary reasons why the discount was so large, was based on the aggregate amount of the shares relative to the total number of shares outstanding, the limited liquidity in the Company's Common Stock at such time, and the fact the Common Stock was unregistered. Management determined that it was in the best interest of the Company to sell such shares, because the Company required large capital infusions to make the payments to the FCC for the six PCS licenses the Company obtained on May 8, 1996. The Company paid $93,750 in associated placement fees and legal costs.

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

                   ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION, RECAPITALIZATION AND PUBLIC OFFERING - (CONTINUED)

    The following unaudited pro forma combined results of operations for the six months ended June 30, 1996 accounts for the acquisition as if it had occurred on January 1, 1996. The pro forma results give effect to the amortization of goodwill.

                UNAUDITED PRO FORMA COMBINED RESULTS OF OPERATIONS

                                                 Six Months Ended
                                                   June 30, 1996
                                                 ----------------
               Sales                                  $5,665,327
               Net Earnings                             (846,943)
               Net Earnings Per Common  Share              ($.25)

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

    1995. Payment of the notes were secured by a security interest in the Company's accounts receivable, a pledge of the shares of Common Stock of the Company owned by its officers,directors and certain stockholders, and was guaranteed by the Company's President. In connection with the bridge financing the Company issued to the investors an aggregate of 240,000 shares of Series A Preferred Stock (the "Preferred Stock") and 480,000 Series A Preferred Stock Purchase Warrants (the "Preferred Warrants") with a Fair Value of $511,500. Each Bridge investor exchanged their their Preferred Stock and Preferred Warrants into an identical number of shares of Common Stock and Class A Redeemable Common Stock Purchase Warrants on the effective date of the Offering. These notes were paid on May 19, 1995.

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

NOTE 8 - CAPITAL LEASE

    Capital Leases include $163,834 for equipment. Minimum future lease payments under capital leases as of June 30, 1996 for each of the next five years and in the aggregate are:

          1996                                           $99,247
          1997                                           149,806
          1998                                           132,448
          1999                                           130,870
          2000                                           114,122
                                                        ----------
          Total Minimum Lease Payments                   624,493
          Less: Amount Representing Interest            (174,042)
                                                        ----------
          Present Value of Net
          Minimum Lease Payments                         452,451
          Less: Current Maturities
          included in Current Liabilities                (77,170)
                                                       ----------
          Long Term Obligations Under
          Capital Leases                                $375,281
                                                       ----------
                                                       ----------

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

NOTE 11 - EARNINGS PER COMMON SHARE

    The Company computes earning (loss) per common share by dividing the net income (loss) by the weighted average number of common stock and dilutive equivalent shares outstanding, as retroactively adjusted to reflect shares issued for the business combination described in Note 1A and the 1 for 5 reverse common stock split described in Note 2A, and common stock equivalents outstanding during the period.

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

                   ELECTRONICS COMMUNICATION CORP, AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - OPERATING LEASE - (CONTINUED)

    The minimum future rental payments under these non-cancelable operating lease for each of the remaining years are:

1996                                                   $  85,443
1997                                                     170,888
1998                                                     170,888
1999                                                     135,888
2000                                                     110,888
                                                        ---------
Total Minimum Future
Rental Payments                                         $673,995
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

NOTE 19 - STOCK OPTION PLAN

    The Company's Board of Directors adopted a Stock Option Plan (the "Plan"), which was approved by Stockholders, under which, options to purchase up to an aggregate of 500,000 shares of Common Stock are available for grants to officers, directors, consultants and key employees of the Company. The Plan provides for the grant of incentive stock options, non-qualified stock options and Director's options. The Plan will terminate in 2004, unless sooner terminated by the Board of Directors. As a result of the reverse split the Board of Directors, with stockholders approval, increased the number of shares of Common Stock, after the effective date of the reverse split, which may be subject to options granted under the Plan from 100,000 to 300,000. On July 10, 1995 the Company issued 20,000 options to a director of the Company at a price of $3.80, 5,000 of these options were exercisable immediately, 5,000 on July 10, 1996, 5,000 on July 10, 1997 and 5,000 on July 10,1998 and expire on July 10, 2,000. The fair value of the stock was less than the option price therefore no compensation expense was recognized in 1995.

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

NOTE 21 - CORRECTION OF AN ERROR

    The accompanying financial statements have been restated to give effect to adjustments arising from the issuance of 34,715 shares to avoid potential litigation as described in Note 2C. The effect of the restatement was to increase Net Income for the three months ended June 30, 1996 by

                   ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - CORRECTION OF AN ERROR - (CONTINUED)

    $73,769 ($.02 per share.) There was no effect to the Net Income for the six months ended June 30, 1996. The transaction was originally recorded in the three months ended June 30, 1996, the restatement gives effect to the transaction being properly recorded in the three months ended March 31, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   January 22, 1997

                             ELECTRONICS COMMUNICATIONS CORP.

                             By:  /s/ William S. Taylor
                                  --------------------------------
                                   William S. Taylor