Form 10QSB/A
period 1996-09-30
ELECTRONICS COMMUNICATIONS CORP
filed 1997-01-24
CIK 926366

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                           ------------------------


                                FORM 10-QSB/A-1


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended
 September 30, 1996                                 Commission File No. 1-13764


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

                         Yes   [X]          No   [ ]


As of November 8, 1996, there were 11,915,515 shares of Common Stock, $.05 par value outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                        ASSETS

                                                       SEPTEMBER 30   DECEMBER 31,
                                                       ------------   ------------
                                                           1996           1995
                                                           ----           ----
                                                        (UNAUDITED)
CURRENT ASSETS
 Cash                                                     $22,669        $18,000
 Restricted Cash                                       $1,100,000     $1,100,000
 Accounts Receivable
  (Net of $60,240 and $80,987 Allowance for Doubtful
   Accounts at September 30, 1996 and
   December 31, 1995, respectively.)                    1,308,094      2,204,789
 Inventories                                              259,271        476,796
 Bid Deposit                                              --           1,000,000
 Loan Receivable                                          106,560        550,000
 Loan Receivable - Stockholder                             81,723        --
 Prepaid Expenses                                          63,309         78,849
                                                      -----------     ----------
               TOTAL CURRENT ASSETS                     2,941,626      5,428,434
                                                      -----------     ----------
                                                      -----------     ----------

PROPERTY AND EQUIPMENT
 Property and Equipment                                 2,135,332        335,858
 Accumulated Depreciation                                (236,333)       (75,544)
                                                      -----------     ----------
               NET PROPERTY AND EQUIPMENT               1,898,999        260,314
                                                      -----------     ----------

OTHER ASSETS
 PCS Licenses                                          26,829,482        --
 Paging Carrier Agreement                                 968,387        --
 Deferred Private Placement Costs                         514,665        225,787
 Deferred License Costs                                   --             293,810
 Security Deposits and Other Assets                       185,418         38,313
 Goodwill                                                  67,347         --
 Deferred Registration Costs                               41,856         --
                                                      -----------     ----------
               TOTAL OTHER ASSETS                      28,607,155        557,910
                                                      -----------     ----------
                   TOTAL ASSETS                       $33,447,780     $6,246,658
                                                      -----------     ----------
                                                      -----------     ----------


                      See Notes to Consolidated Financial Statements.

                     ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                     -------------    ------------
                                                                         1996            1995
                                                                         ----            ----
                                                                      (UNAUDITED)
CURRENT LIABILITIES
 Accounts Payable                                                      $1,593,093     $1,783,344
 Notes Payable - Other                                                    932,736         28,000
 Notes Payable - Bank                                                   1,155,000      1,225,000
 Notes Payable - Stockholders                                              12,395        252,007
 Current Portion of Obligations Under Capital Leases                      104,834         50,244
 Current Portion of Long Term Debt                                      1,666,489        --
 Private Placement Advance                                                --             116,223
 Accrued Expenses                                                         302,911        248,764
 Customer Deposits                                                         24,008        --
                                                                      -----------     ----------
               TOTAL CURRENT LIABILITIES                                5,791,466      3,703,582
                                                                      -----------     ----------

LONG TERM LIABILITIES
 Long Term Debt                                                        22,140,491        --
 Obligations under Capital Leases                                         396,003         78,801
                                                                      -----------     ----------


               TOTAL LONG TERM LIABILITIES                             22,536,494         78,801
                                                                      -----------     ----------
                                                                      -----------     ----------

Minority Interest                                                         455,482         --

STOCKHOLDERS' EQUITY
 Preferred Stock, par value $.01 per share, 8,000,000 authorized,
   4,000,000 Series B Non - Voting Convertible Shares issued
   outstanding at September 30, 1996.                                      40,000         --
 Common Stock, par value $.05 per share, 40,000,000
   authorized, issued and outstanding 11,915,515
   at September 30, 1996 and 3,003,697 at December, 31 1995.              595,776        150,186
 Additional Paid-In Capital                                            16,105,170      5,320,629
 Retained (Deficit)                                                    (6,050,907)    (2,947,539)
 Subscription Receivable                                               (6,000,000)
 Notes Receivable arising from Common Stock Purchase Warrants Sold        (25,701)       (59,001)
                                                                      -----------     ----------
              TOTAL STOCKHOLDERS' EQUITY                                4,664,338      2,464,275
                                                                      -----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $33,447,780     $6,246,658
                                                                      -----------     ----------
                                                                      -----------     ----------


                                See Notes to Consolidated Financial Statements.

                     ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
          CONSOLIDATED  STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                        (UNAUDITED)



                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER  30,                 SEPTEMBER  30,
                                                         -------------------------     --------------------------
                                                            1996           1995           1996           1995
SALES
 Electronics                                              $461,006     $1,710,263     $2,675,002     $3,435,909
 Commissions                                               771,083        537,538      3,087,050      1,941,601
 Paging & Two Way Radio                                    631,390        --             631,390      --
                                                       -----------    -----------    -----------    -----------
                                 TOTAL SALES             1,863,479      2,247,801      6,393,442      5,377,510
                                                       -----------    -----------    -----------    -----------
COST OF SALES
 Electronics                                               918,371      1,430,428      2,718,105      2,787,085
 Commissions                                               370,951        423,064      2,069,348      1,530,772
 Paging & Two Way Radio                                    350,550        --             350,550      --
                                                       -----------    -----------    -----------    -----------
                         TOTAL COST OF SALES             1,639,872      1,853,492      5,138,003      4,317,857
                                                       -----------    -----------    -----------    -----------
                                GROSS PROFIT               223,607        394,309      1,255,439      1,059,653
                                                       -----------    -----------    -----------    -----------
EXPENSES
 Selling                                                   624,771        158,918      1,139,465        390,341
 General and Administrative                              1,974,124      1,306,619      3,046,363      1,690,460
                                                       -----------    -----------    -----------    -----------
                              TOTAL EXPENSES             2,598,895      1,465,537      4,185,828      2,080,801
                                                       -----------    -----------    -----------    -----------
OPERATING INCOME (LOSS) BEFORE OTHER INCOME
OTHER EXPENSES AND INCOME TAXES                         (2,375,288)    (1,071,228)    (2,930,389)    (1,021,148)
                                                       -----------    -----------    -----------    -----------
OTHER INCOME
Minority Interest in Loss of Consolidated Subsidiaries      15,254         --             15,254         --
Interest Income                                             --             12,203         ---            12,203
                                                       -----------    -----------    -----------    -----------
                          TOTAL OTHER INCOME                15,254         12,203         15,254         12,203

OTHER EXPENSES
 Interest Expense                                           47,375          6,412        114,464         43,298
 Settlement of Potential Litigation                         --              --            73,769              0
 Amortization of Bridge Financing Costs                     --              --            --            606,943
                                                       -----------    -----------    -----------    -----------
                        TOTAL OTHER EXPENSES                47,375          6,412        188,233        650,241
                                                       -----------    -----------    -----------    -----------
NET LOSS BEFORE INCOME TAXES                            (2,407,409)    (1,065,437)    (3,103,368)    (1,659,186)
 Income Taxes                                            --             --             --             --
                                                       -----------    -----------    -----------    -----------
NET LOSS                                                (2,407,409)    (1,065,437)    (3,103,368)    (1,659,186)
RETAINED (DEFICIT), BEGINNING OF PERIOD                 (3,643,498)      (912,329)    (2,947,539)      (318,580)
                                                       -----------    -----------    -----------    -----------
RETAINED (DEFICIT), END OF PERIOD                      ($6,050,907)   ($1,977,766)   ($6,050,907)   ($1,977,766)
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------
LOSS PER COMMON SHARE
 PRIMARY                                                     (0.51)         (0.23)         (0.66)         (0.35)
 FULLY DILUTED                                               (0.64)         (0.16)         (0.52)         (0.06)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (NOTE 11)
 PRIMARY                                                 4,711,574      4,711,574      4,711,574      4,711,574
 FULLY DILUTED                                           5,722,563      5,722,563      5,722,563      5,722,563
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

                                 See Notes to Consolidated Financial Statements.

                             ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                               -------------------------------
                                                                                    1996             1995
                                                                                    ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                                        ($3,103,368)    ($1,659,186)

 Adjustments to Reconcile Net Loss to
 Net Cash Used By Operations:
 Non-Cash Advertising  and Promotional Services                                                    1,075,000
 Issue of Common Stock For Marketing Agreement                                     1,625,000
 Depreciation and Amortization                                                        76,129         636,803
 Non-Cash Settlement of Potential Litigation                                          73,762
 Changes in:
  Accounts Receivable                                                                640,348        (442,136)
  Inventories                                                                        288,755          46,870
  Prepayments                                                                         27,203         (41,825)
  Accounts Payable                                                                  (482,893)     (1,240,120)
  Accrued Expenses and Taxes Payable                                                  53,243          (3,287)
  Customer Deposits                                                                   24,008          (5,328)
 Changes in assets and liabilities net of effects
 from purchase of Threshold Communications, Inc.
  Accounts Receivable                                                                256,347            --
  Inventory                                                                          (71,230)           --
  Prepaid Expenses                                                                   (11,663)           --
  Accounts Payable                                                                   292,642            --
  Accrued Expenses and Taxes Payable                                                     904            --
  TOTAL ADJUSTMENTS                                                                2,792,555          25,977
                                                                                  -----------    ------------
NET CASH USED BY
OPERATING ACTIVITIES                                                                (310,813)     (1,633,209)
                                                                                  -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Stockholder Loans Receivable                                                        (81,723)            --
 Notes Receivable arising from Common Stock Purchase Warrants                         33,300             --
 Deferred Private Placement Costs                                                   (288,878)       (108,716)
 Deferred Registration Costs                                                         (41,856)
 License Costs                                                                    (1,728,692)            --
 Additions to Property and Equipment                                                (133,995)        (40,397)
 Loan Receivable                                                                    --              (300,000)
 Bid Deposit                                                                                             --
 Payment for purchase of Threshold Communications, Inc. net of cash acquired        (180,556)            --
 Other Assets                                                                       (147,105)       (164,458)
                                                                                  -----------    ------------
NET CASH USED BY INVESTING                                                        (2,569,505)       (613,571)
ACTIVITIES                                                                        -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments of Shareholder Loans                                                      (239,612)        (31,037)
 Proceeds of Other Loans                                                             579,336         (82,000)
 Payments of Bridge Loans                                                          --               (800,000)
 Payments of Bank Loans                                                              (70,000)        (15,000)
 Net Proceeds from Debentures                                                                            --
 Principal Payments under Capital Lease Obligation                                   (84,742)            --
 Sale of Common Stock                                                              2,700,005       3,869,937
                                                                                  -----------    ------------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                                         2,884,987       2,941,900
                                                                                  -----------    ------------
NET INCREASE IN CASH                                                                   4,669         695,120
CASH, BEGINNING OF PERIODS                                                            18,000         136,203
                                                                                  -----------   ------------
CASH, END OF PERIODS                                                                 $22,669        $831,323
                                                                                  -----------   ------------
                                                                                  -----------   ------------

                       See Notes to Consolidated Financial Statements.

                           ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                             NINE MONTHS ENDED
                                                         September 30,  September 30,
                                                        ------------------------------
                                                             1996           1995
                                                             ----           ----
SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
 CASH PAID DURING THE YEAR FOR:
  Interest                                                $131,064        $36,886

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Property Acquired Under Capital Leases                 ($456,534)       --



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

     In 1995, the Company formed Electrocom Wireless, Inc., a Delaware corporation as a subsidiary, to become a radio paging and two-way radio carrier in the New York Metropolitan Area and the State of New Jersey.
     On January 6, 1995, Electrocomm Wireless, Inc. entered into a one year contract to utilize the transmission facilities of an unaffiliated paging carrier to commence paging operations. The agreement required a non-refundable one-time connection fee of $20,000, a monthly per diem charge per radio paging customer and the Company's pro rata share of monthly access charges. The contract expired in January and was not renewed. The Company is in the process of securing FCC licensing for paging, two-way radio transmission and personal communication services.

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

                           ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - ACQUISITION, RECAPITALIZATION AND PUBLIC OFFERING - (CONTINUED)

     The following unaudited pro forma combined results of operations for the nine months ended September 30, 1996 accounts for the acquisition described above as if it had occurred on January 1, 1996.

              UNAUDITED PRO FORMA COMBINED RESULTS OF OPERATIONS

                                                Nine Months Ended
                                                September 30, 1996
                                             -----------------------
               Sales                                     $7,528,806
               Net Earnings                              $3,254,362
               Net Earnings Per Common Share
                 Primary                                       (.69)
                 Fully Diluted                                 (.56)


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

                           ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - OTHER ASSETS - (CONTINUED)

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

                           ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    (C) On April 18, 1995, the Company entered into a financing agreement with a bank in the amount of $100,000. This loan is personally guaranteed by the Company's President, cross corporate guaranteed by Free Trade Distributors, Inc. and secured by the Company's inventory. Interest is payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. As of the date hereof, the interest rate was 10.5%. The loan became due and payable on April 18, 1996. At September 30, 1996 the balance on this loan was $55,000. This note was temporally extended by the bank . On June 17, 1996 the bank extended the due date until April 17, 1997.

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

NOTE 8 - CAPITAL LEASE

     Capital Leases include $456,534 for equipment. Minimum future lease payments under capital leases as of September 30, 1996 for each of the next five years and in the aggregate are:

           1996                                          $49,399
           1997                                          197,597
           1998                                          180,239
           1999                                          155,729
           2000                                          114,122
                                                       -----------
           Total Minimum Lease Payments                  689,186
           Less: Amount Representing Interest           (188,349)
                                                       -----------
           Present Value of Net
           Minimum Lease Payments                        500,837
           Less: Current Maturities
           included in Current Liabilities              (104,834)
                                                       -----------
           Long Term Obligations Under
           Capital Leases                               $396,003
                                                       -----------
                                                       -----------

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

NOTE 17 - OPERATING LEASE

     In early 1994, the Company leased office and warehouse space was under an operating lease agreement on a month to month basis. The rental expense for the period ended September 30, 1996 and September 30, 1995 was $109,258 and $29,798 respectively.

     On May 20, 1994, Free Trade Distributors Inc. entered into a five year operating lease expiring May 31, 1999 for an 8,000 square foot warehouse and office facility.

                           ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - OPERATING LEASE  - (Continued)

     On May 15, 1996, the Company entered into a five year operating lease expiring May 31, 2001 for a 14,000 square foot warehouse and office facility.

     The minimum future rental payments under these non-cancelable operating lease for each of the remaining years are:

     1996                                                    $  42,722
     1997                                                      107,888
     1998                                                      107,888
     1999                                                      135,888
     2000                                                      110,888
                                                             ----------
     Total Minimum Future
     Rental Payments                                          $505,274
                                                             ----------
                                                             ----------

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

NOTE 20 - PENDING LITIGATION

     On March 4, 1996 the Company commenced an action entitled Electronics Communications Corp. as Plaintiff against Toshiba America Consumer Products, Inc. ("Toshiba") and Audiovox Corporation, case number 96 Civ. 1565 in United States District Court, Southern District of New York. The complaint asserts claims for antitrust, breach of contract, tortious interference with contract and tortious interference with prospective economic advantage and business relations. The complaint seeks damages in excess of $ 5,000,000. This action was commenced because the Company expended significant monies and resources including the issuance of 200,000 shares of the Company's Common Stock to a consultant in anticipation of South American cellular telephone program which the Company was to undertake exclusively on behalf of Toshiba. Immediately prior to the commencement of the program, Toshiba discontinued manufacturing the line of cellular telephones that the program was designed to offer. This unilateral decision has caused significant damages to the Company. The defendants, Toshiba and Audiovox, moved to

                           ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - PENDING LITIGATION - (Continued)

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

NOTE 21 - SUBSEQUENT EVENTS

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


Dated:  January 22, 1997
                                      ELECTRONICS COMMUNICATIONS CORP.

                                      By: /s/ William S. Taylor
                                         ------------------------------------
                                         William S. Taylor, President