Form 10KSB
period 1996-12-31
ELECTRONICS COMMUNICATIONS CORP
filed 1997-03-31
CIK 926366

                                   FORM 10-KSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1996

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

TITLE OF EACH                   NAME OF EACH EXCHANGE ON WHICH EACH CLASS IS
CLASS                           REGISTERED
Common Stock, $.05 par value    NASDAQ/BOSTON STOCK EXCHANGE
Class A Redeemable Warrants     NASDAQ/BOSTON STOCK EXCHANGE

Securities registered pursuant to Section 12 (g) of the Act: None

                             (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State issuer's revenue for its most recent fiscal year, $7,357,437

     As of March 21, 1996, the aggregate value of the registrant's voting stock held by non-affiliates was $16,690,341.60, computed by multiplying the last reported bid price on March 21, 1997 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such persons are affiliates of the registrant.

     As of March 21, 1997, there were 12,195,515 shares of the registrant's common stock, $.05 par value, issued and outstanding.

     The following documents are incorporated by reference in Part I of this Annual Report:

(a) The Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995;
(b) The Company's Amended Annual Report on Form 10-KSB/A-1 for the fiscal year ended December 31, 1995;
(c) The Company's Amended Annual Report on Form 10-KSB/A-2 for the fiscal year ended December 31, 1995;
(d)     The   Company's Amended Annual Report on Form 10-KSB/A-3 for the
        fiscal year ended December 31, 1995;
(e) The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996;
(f) The Company's Amended Quarterly Report on Form 10-QSB/A-1 for the quarter ended March 31, 1996;
(g) The Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996;
(h) The Company's Amended Quarterly Report on Form 10-QSB/A-1 for the quarter ended June 30, 1996;
(i) The Company's Prospectus filed pursuant to Rule 424(b) on May 15, 1995 as part of Registration No. 33-89336;
(j)     The Company's Form 8-K dated June 28, 1996;
(k)     The Company's Amended Form 8-K/A-1 dated June 28, 1996;
(l)     The Company's Amended Form 8-K/A-2 dated June 28, 1996;
(m) The Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996;
(n) The Company's Amended Quarterly Report on Form 10-QSB/A-1 for the quarter ended September 30, 1996; and
(o) Registration Statement and Pre-Effective Amendment 4 on Form S-3, File No. 333-4778.


                                      PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     A.     BUSINESS OF THE COMPANY AND ITS SUBSIDIARIES

     ECC is a Delaware corporation formed in 1984. The Company principally carries on its business through three wholly-owned subsidiaries, Free Trade Distributors, Inc., Trade Zone Distributors, Inc. and
Electrocomm Wireless, Inc., and two majority owned subsidiaries, Personal Communications Network, Inc. and Threshold Communications, Inc.
A summary description of the business of each subsidiary follows:

     PERSONAL COMMUNICATIONS NETWORK, INC. ("PCN") was formed in 1995 for the purpose of bidding in the C-Block FCC auction for the personal communications spectrum, and to operate a PCS network in the post-auction environment. ECC successfully bid for six 30 MHz broadband licenses in five states (New York, Pennsylvania, Vermont, Maine and New Hampshire), paying an average of $17.80 per "POP," for over 1.5 million "POPS." This compares to the average auction price of $39.88 per "POP." PCN's markets were selected for their complement to the Company's regional footprint in the northeastern United States, the ability of such markets to be "linked" for contiguous coverage, their strategic positioning and value to adjacent cellular networks, and the joint venture opportunities expected to be presented, relating to the highly-valued northeast corridor.

     It is the Company's intention and strategy with respect to PCN to finance and build a wireless telecommunications network, and to provide wireless residential and business telephone service, with the ability to transition into the mobile environment utilizing one telephone number. Although the Company has preliminarily determined to utilize the Code Division Multiple Access ("CDMA") technology as the platform for PCN, it will continue to explore all four of the principal commercially viable PCS technologies, with due consideration of obtaining the maximum aggregate and roaming access and service for its customer base, both existing and anticipated or potential. The Company is currently in negotiations with PCS infrastructure and equipment vendors who will utilize CDMA technology. (See, "Competing Technologies; Initial Selection of CDMA Technology".)

     FREE TRADE DISTRIBUTORS, INC. ("FREE TRADE") is ECC's wireless, wholesale product distribution subsidiary, carrying the latest models of top brand cellular, paging, two-way radio, and mobile data products and accessories. Through long-standing relationships with such manufacturers as Motorola, Sony, NEC, Ericsson and Nokia, and the Company's volume buying power, the Company believes it will be able to negotiate favorable pricing and pass these discounts on to its retail subsidiaries and their dealer networks. Historically, Free Trade's principal activity and revenue were derived from its operation as a wholesale electronics product distribution business. However, as the Company seeks to evolve into a full-service wireless telecommunications company, Free Trade's contribution to the corporate and revenue mix has been substantially reduced, and this subsidiary has been repositioned as an "accommodation" business to support ECC's retail business and dealer networks.

     TRADE ZONE DISTRIBUTORS, INC. ("TRADE ZONE") is a "Master Agent" of
Bell Atlantic NYNEX Mobile Inc. ("BANMC"), the surviving company of the merger of Bell Atlantic Systems, Inc. ("Bell Atlantic") and NYNEX Mobile Communications, Inc. ("NYNEX"). The Company, advertising its services as ECC, through May, 1996 was activating on average over 1,000 subscribers per month, making it BANMC's "outstanding agent" for sales, three years running. Through the balance of 1996, activations ranged between 364 to 955 per month, which the Company believes is reflective of BANMC's change of marketing approach, pursuant to which BANMC began offering directly to customers various attractive programs and packages not offered through dealers. In 1995, the Company activated over 18,000 new subscribers. As of December 1, 1996, the Company had booked approximately 40,000 activations. Sixty percent of its activations are generated through the Company's retail telemarketing operation, the balance through its network of authorized dealers. (See "Solicitations for Mobile Cellular Telephone Activations," below in this Section.)

     ELECTROCOMM WIRELESS, INC. ("ELECTROCOMM") is an FCC-authorized and licensed paging and two-way radio services provider. Electrocomm holds two FCC 900 MHz paging licenses for the greater New York area (extending to greater Philadelphia and southern Connecticut) and seven FCC 470 MHz two-way radio licenses, "trunked" together to form a network that encompasses a 50-mile radius around New York City. Electrocomm is not an operating company and merely holds these FCC Licenses, which are utilized by the Company. The Company has recently completed construction of a 900 MHz FlexTM, digital satellite-based paging network, manufactured by Glenayre, which includes 36 FCC-approved paging antenna sites, 30 of which are operational, and the balance of which are anticipated to be operational by August, 1997. The Company's seven (7) two-way radio sites are "trunked" together to form a region-wide seamless network. The paging and two-way radio operations are carried in the name of and are booked by ECC, not Electrocomm. The development of the Company's paging and two-way radio business is expected to more positively impact on Company revenues in 1997, as activations accelerate, although the Company has only recently begun to develop a customer base for this service, and it may be some time before substantial income is derived from this activity, and there can be no assurance that this activity will fully materialize to the substantial levels anticipated.

     THRESHOLD COMMUNICATIONS, INC. ("TCI") In 1996, ECC acquired a fifty-one (51%) percent ownership in TCI, which, in turn, owns General Communications and Electronics, Inc. ("General Communications") and 56.667% of General Towers of America, Inc. General Communications has been in the paging business for more than 25 years, and supports approximately 7,500 active subscribers (primarily corporate rather than individual retail customers); with approximately 500 new subscribers being added each month. TCI is a full-service paging company, with a computerized billing system, experienced customer service reps and full sales and marketing services. Its current and rapidly growing subscriber base provides the Company with a positive cash flow. 49% of TCI is owned by Joseph P. Albanese, Sr., who was primarily responsible for arranging for the acquisition and transfer of General Communications to TCI, and the subsequent acquisition of TCI by the Company, including a key FCC 900 MHz license, utilized in the operations of Electrocomm, and in securing and transferring to the Company certain premises and facilities located in West Orange, New Jersey.

GENERAL DISCUSSION AND OVERVIEW

     As at May 1996, the Company may be deemed to have redirected its operations and business away from acting as a distributor of consumer, home and office electronics products, such as electronic organizers, telecopier and photocopy machines, telephones, etc., which has been its principal focus for more than the past three years, and to have committed to operations as a multi-faceted, wireless, telecommunications company. At the present time, the Company derives most of its revenue from cellular telephone activation commissions, relating to the Company's direct sales and solicitations for subscriptions for mobile cellular telephone activations and service. Due to market and other conditions, it is anticipated that in the near term such activation commissions will be materially reduced, and that in the future the great majority of the Company's revenues will be derived from its paging and PCS operations.

     The change in the direction and focus of the Company was precipitated by the anticipated continued growth and profit potentials in the rapidly emerging market and utilization of wireless communications, and concomitantly by a deteriorating and shrinking market for the distribution of electronics products, accentuated by the concentration of large retailers such as The Wiz, Circuit City, The Incredible Universe, and others, serving in a dual role and capacity as both distributor and retailer.

     The Company's transition to the wireless telecommunications arena was most specifically enhanced and facilitated by: (i) the Company's successful build-out of the its new, state-of-the-art, digital Glenayre 900 MHz, satellite-based, FlexTM Paging Network (the "Paging Network"), serving customers in New York, New Jersey, Connecticut and Philadelphia, which became operational on or about November 10, 1996; (ii) the development and acquisition of a trunked two-way radio system, covering New York and New Jersey; and (iii) the Company's successful bid at FCC auction for six PCS licenses, covering the PCS License Area.

     However, very substantial capital expenditures will be required to build-out the infrastructure necessary to operate the Company's PCS system in its PCS License Area. Therefore, despite a prior operating history, due to its recent change in direction, and anticipated substantial additional capital and development requirements, the Company may be considered to be at the developmental stage, and prior results of operations may bear little relationship to future operations and anticipated results of operations.

BUSINESS STRATEGY

     The Company intends to act as a full-service regional telecommunications company which Management believes is well-positioned to take advantage of the rapidly emerging wireless marketplace with state-of-the-art technologies. The Company believes that there is, and will be, a growing demand for accessibility and portability, among both business and individual customers and users, and increasing reliance on "anywhere-anytime" wireless communication, creating a growing market for users who need and will require integrated, discrete and elegant wireless solutions compatible with vastly expanding work-days and workplaces, creating an evolving
"working lifestyle."

     Therefore, it is the Company's strategy and intention to finance and build a wireless communications network, and to provide wireless residential, business and commercial telephone service, with the ability to transition into the mobile environment utilizing one telephone number. Thus, it is ECC's marketing and distribution strategy to make it simple and convenient for businesses and consumers to take advantage of the latest wireless products and services by providing one-stop shopping by phone. ECC is positioning itself to be the telemarketing, channel-dominant wireless product sales and service operation in the northeast.


CURRENT MARKETING

     At the retail level, ECC currently creates demand for its products and services by aggressively advertising regular sales specials and promoting a one-call-does-it-all 800 number: 1-800-NYNEX 31 or 1-800-ANYWHERE, which has been approved by BANMC. ECC spends approximately $750,000 annually on advertising, and is one of the largest cellular advertisers in New York, behind AT&T and BANMC. Co-op ad dollars from BANMC, based on ECC's cellular activations, help to substantially fund cellular advertising. BANMC has substantially modified its co-op advertising for fiscal 1997, which is still being negotiated, but which is anticipated to be substantially reduced from prior levels. A substantially similar strategy is in the process of being deployed for ECC's paging subsidiary, Electrocomm Wireless, utilizing the same or another easily remembered 800 number, and proven telemarketing and distribution strategy.

     ECC's in-house telemarketing team handles sales calls to the 1-800 number. Through its on-line activation system with BANMC, ECC is able to conduct a credit check and get a telephone number activated within one-half hour. The product is then pulled from the inventory of ECC's wholesale product subsidiary (Free Trade) and shipped by overnight courier for 24-hour delivery. The Company operates what Management believes to be one of the most efficient customer fulfillment center in the northeast, making this type of turnaround possible and cost-effective. ECC's fully-automated inventory management system is able to identify and locate product in inventory in seconds using UPC bar-coding, package and the order's various components and track, on-line, its delivery.

     At the wholesale level, ECC supports a large network of "Authorized Dealers" with cellular and paging service and product. This dealer network consists of car stereo shops, cellular telephone specialists, mobile electronics dealers, consumer electronics stores and independent paging resellers. These companies fax their cellular and paging service requests to ECC, which in turn provides them, in near-time, with credit approval and a telephone number or pager number. This dealer network is also able to purchase product through Free Trade Distributors to take advantage of the Company's volume buying power and access to the latest products and top name brands.

     Historically, approximately sixty (60%) percent of ECC's cellular activations come through the Company's retail channels, and 40 percent through its dealer network. ECC anticipates continued growth of its retail business as promotion of its paging business gets underway, and the Company is able to handle service requests through its Internet home page. Internet address:
"WWW.GOANYWHERE.COM." The Company also expects to increase its advertising in the coming years to accommodate the growing consumer market for other wireless products and services.

PCS OPERATIONS

     Through its participation in the FCC's auction reserved for small businesses, on May 8, 1996, the Company's subsidiary, Personal Communications Network, Inc. ("PCN"), was awarded six PCS licenses at the FCC's recently concluded FCC "C" Block Auction, entitling the Company to build and operate wireless PCS telephone systems covering approximately 1.5 million people
("POPS" -- potential customers) in the following markets: New York -- Elmira-Corning-Hornell; Maine -- Bangor/Lewiston-Auburn/Waterville-Augusta; and Vermont -- Burlington/Rutland-Bennington (herein previously referred to as the "PCS License Area"). The Company believes that this clustering approach will provide for operational efficiencies, lower infrastructure costs, more efficient network build-out, and ultimately in lower prices for the Company's wireless telecommunications services.

                                             PCN Auction Results Overview
                                (Auction began December 18, 1995 - ended May 6, 1996)


MARKET                           BTA             POPS               NET BID               COST/POP
------                           ---             ----               -------               --------
Burlington, VT                   B063            369,128            $8,721,000            $23.63
Rutland-Bennington, VT           B388             97,987            $2,850,375            $29,09 (high bid)
Bangor, ME                       B030            316,838            $4,130,250            $13.04
Lewiston-Auburn, ME              B251            221,697            $4,626,000            $20.87
Waterville-Augusta, ME           B465            165,671            $1,961,250            $11.84 (low bid)
Elmira-Corning-Hornell, NY       B127            315,038            $4,163,325            $13.22
                                                 -------            ----------            ------
                                               1,486,359*          $26,452,200            $17.80**

*NOTE:   Using 1995 U.S. government population figures, versus the 1990 census figures used in the auction, PCN has approximately 1.6 million POPs, at a net cost of $17.21/POP.

**NOTE: The average price per POP at the FCC auction was $39.88. Given this, and using what Management believes is a more conservative $35/POP valuation, PCN's POPs could represent a potentialvalue of up to $52.5 million. However, the Company has not received any offer that would support any such valuation, and such valuation should be considered as both speculative and unreliable.


     The Company's winning bids at the FCC Auction aggregated $26,452,200, net of the 25% discount allowed to small businesses such as the Company under the terms of the auction. The Company initially made a $1,000,000 refundable upfront payment with the FCC to be eligible to bid at auction. The upfront payment of $1,000,000 was supplemented after the auction with an additional payment of $322,610, to satisfy the initial 5% down payment for the increased bid as actually made by the Company. In September, 1996, the Company was required to post an additional $1,322,610 with the FCC, representing the second half of the required total deposit of 10% of its winning bids, for a total of $2,645,220. (The "FCC License Fee" amounted to $17.80 per POP, which is substantially below the auction average of $39.88 per POP); (however, although other successful bidders included in the overall award have obtained licenses for areas with greater population concentration, and higher per capita income, thus accounting for differences in the price per POP). The remaining balance of the FCC License Fee was evidenced by six (6) ten-year Promissory Notes, issued by PCN to the FCC, bearing interest at the rate of 7% per annum (the "FCC Notes"). The FCC Notes are payable in quarterly installments of interest only for the first six (6) years, and four (4) years of principal plus interest thereafter. The FCC Notes are secured by the FCC Licenses only.

     Assuming that the Company can arrange for financing for the build-out of its PCS system, it intends to operate digital networks, through which the Company will provide low-cost, advanced wireless telecommunications services in the PCS License Area, targeting several categories of customers, including home, business and other commercial customers with respect to both their local and long distance usage. The Company will seek to expand the regional footprint of its wireless networks throughout the United States through a combination of prospective affiliations, alliances, acquisitions (anticipated to be on an exchange of stock basis), and through roaming agreements with other PCS carriers.

     The Company believes that the demand for wireless telecommunications will continue to grow dramatically in the next several years, and that PCS will capture a significant share of the wireless market. Currently, wireless penetration in the U.S. is estimated to be 13% and is expected to exceed 47% by 2006. As reported by the Cellular Telecommunications Industry Association ("CTIA"), the compound annual growth rate of cellular subscribers exceeded 45% from 1993 through 1995. Despite this rapid growth in the number of cellular subscribers, wireless "Minutes of Use" ("MOUs") represents only a small portion of total telecommunications traffic, due in part to capacity constraints which discourage cellular providers from aggressively pricing their services. The Company believes that the demand for wireless service is highly elastic and that the anticipated lower cost and superior quality of PCS service will fuel growth in the wireless telecommunications market.

     As a successful bidder for its 30 MHz licenses, the Company is required to make service available to at least one-third of the population in its market within five years, and at least two-thirds of the population within ten years of the grant of the FCC licenses.

     The cost of building the PCS systems infrastructure is difficult to estimate with certainty. The Company is in the process of surveying the number of switches and cell cites which will be required to be placed in the PCS License Area. The cost of a switch will be approximately $2,000,000 and between $150,000 to $300,000 per cell site. Preliminary estimates indicate that a full build-out of an operating PCS system throughout the License Area will cost approximately sixty million dollars ($60,000,000), with approximately twenty million dollars ($20,000,000) required in the first three (3) years, and the balance required over approximately the next seven (7) succeeding years. Based on this capital requirement, it is anticipated that the Company will require either a significant and substantial joint venture partner, substantial vendor financing, or some other means of financing to construct the infrastructure for its PCS system. There can be no assurance that any of these mechanisms will be available to the Company, and if available, that such funding will be available on terms acceptable to the Company.

      To facilitate the required buildout of its PCS services, and to expand its capabilities, reach and scope in the emerging PCS segment of the wireless communications market, the Company, through PCN, entered into a strategic resale agreement with Next Wave Telecom, Inc. ("NextWave"), believed by management to be the nation's third largest licensee of PCS licenses.

      Under the terms of the Company's ten (10) year strategic resale agreement with NextWave, the Company guaranteed that it would purchase five billion (5,000,000,000) MOUs from NextWave, in that entity's capacity as a wholesale carrier. The Company does not currently have the capability or capacity to fulfill that obligation. In addition, that arrangement contemplates that PCN will market a variety of wireless PCS services nationwide, with the exception of New Jersey, where the Company resells cellular radio services as an agent for Bell Atlantic NYNEX Mobile, and, as to which area the Company is restricted in PCS operations by the terms of its agreement with Bell Atlantic.

      By virtue of its resale of PCS services and airtime on NextWave's network (i.e., the wholesale purchase of MOU's) PCN anticipates that it will be able to offer high quality competitively priced wireless communications services under its own name to small businesses and customers in major markets throughout the United States, without substantial additional capital investment and without purchasing MOU's from direct competitors. It is anticipated that this resale arrangement will translate into very substantial additional revenue for each of PCN and NextWave. In addition, the Company has discussed and anticipates entering into arrangements through NextWave to obtain vendor financing to assist in or to provide for its build-out and its inventory of PCS equipment for resale. (See "Equipment and Vendors; Related Capital Needs," below.)

      Through its participation in the same FCC auction in which the Company was awarded its licenses, NextWave was the winning bidder for 63 PCS markets, representing 110 million POPS. NextWave's licenses cover 29% of the top United States markets, including New York, Los Angeles, Washington/Baltimore, Boston, Houston, Minneapolis, Denver, Seattle, Portland and San Diego. In pursuance of its bids, as shown in its Registration Statement on Form S-1, as filed with the Commission, NextWave deposited approximately $210,000,000 with the FCC.

      NextWave was formed on May 16, 1995, and is a holding company with three wholly-owned subsidiaries, NextWave Personal Communications Inc. ("NextWave PCI"), TELE-Code and NextWave Wireless Inc. ("NextWave Wireless"). NextWave PCI was formed to acquire PCS licenses in the FCC's PCS auctions. TELE-Code was formed to develop CDMA-based products and provide engineering services to the Company and others. NextWave was formed to act as an operating company and intends to form subsidiaries for each of the Company's seven regions and any clusters of additional markets that may comprise operating regions. As also shown in its recently filed Registration Statement, NextWave has raised an aggregate of approximately $450 million in private capital to finance its acquisition of PCS licenses at FCC auction.

      However, NextWave is a development stage enterprise and has incurred net losses since inception. To date, NextWave's revenues have been limited to minimal TELE-Code consulting services and consequently, there can be no assurance that NextWave will succeed or survive as a viable business.

      NextWave intends to operate primarily as a "carrier's carrier," wholesaling low-cost MOUs to a broad range of sellers. NextWave plans to target several categories of customers, including long distance companies, the Regional Bell Operating Company ("RBOCs") and other Local Exchange Carriers ("LECs"), Competitive Access Providers ("CAPs"), and other major PCS retailers, cellular service providers, utilities, cable television system operators and independent resellers, as well as retailers and manufacturers of mass-market consumer products and services.

COMPETING PCS TECHNOLOGIES; INITIAL SELECTION OF CDMA TECHNOLOGY

     There are several competing technologies available to choose from in constructing a PCS system. All the PCS technologies increase cell capacity by splitting conversations into tiny bits of information. The fragments are reassembled to form a steady conversation, in the same way individual frames of a film form constant movement. But the methods of doing so have key differences. The four (4) potential PCS technologies which currently appear to be commercially viable are: (i) Code Division Multiple Access ("CDMA"), which sends fragments of conversations across many different frequencies that simultaneously carry other conversations. Of the many bits of information your handset receives, you hear only the pieces that are designated for you with a code that tags each fragment, which, as reported by the U.S. Department of Commerce's Office of Telecommunications in May, 1996, is the technology on which U.S. carriers have allocated the most money. It has been reported that Sprint Spectrum alone has awarded
$3.2 billion in contracts for its CDMA technology. MCI will begin offering CDMA next year; (ii) Time Division Multiple Access ("TDMA"), the technology adopted by both AT&T Wireless and Rogers Cantel in Canada, which sends fragments over one frequency. The frequency is shared by up to three callers. The fragments are lined up in order, so your handset picks up only those fragments intended for you; (iii) Global System for Mobile Communications ("GSM") is a variation of TDMA common in Europe and Asia, and the first operating system established in the United States (Washington, D.C.), as reported by the U.S. Department of Commerce's Office of Telecommunications in May, 1996, to be the worldwide leader; and (iv) Personal Access Communication System ("PACS") anticipated to be adopted by 21st Century Telesis Joint Venture, in Jackson, Mississippi and South Bend, Indiana during the fourth quarter of 1996 and also anticipated to be adopted to service Alaska.

     The technologies are incompatible. That means that if you choose one carrier, you generally will not be able to use your mobile telephone in an area that does not have your carrier's technology. However, many markets will have several technologies. For instance, it is contemplated that New York will have CDMA, TDMA and GSM. Callers using any technology can talk with customers using any PCS technology or "old-fashioned" analog telephones; but while traveling, CDMA customers, for example, must use a CDMA carrier. Cellular customers who travel between cities or areas will have to make inquiry of their cellular carrier to determine if there are arrangements with carriers in that area using the same technology as their carrier. Eventually, it is contemplated that one technology will likely dominate the country. It is likely that the market may determine which technology works best, not the providers -- in much the same way that the market chose between "VHS" and "Betamax" in the video recorder competition. As noted above, while GSM may currently be the world leader, in the United States, carriers have allocated the most money for CDMA.

      After preliminary investigation and analysis, the Company believes that CDMA technology is best suited to accomplishing its business objective of providing high volume, high quality airtime at a low cost. CDMA has been widely adopted by both cellular and PCS providers both domestically and internationally. In the U.S., AirTouch Communications has commenced commercial CDMA service in the Los Angeles market, and Bell Atlantic NYNEX Mobile has launched commercial CDMA service in selected cities in the state of New Jersey. Most of the other leading cellular service providers, including ALLTEL Mobile, Ameritech, Comcast Cellular Communications, GTE Mobilnet, 360 Communications and US West, have announced plans for commercial deployment CDMA networks in their markets. In addition, Sprint Spectrum L.P., MCI, PrimeCo Personal Communications, L.P., GTE and Ameritech have announced plans for build-out and operation of CDMA system in their PCS markets. The Company believes that CDMA provides important system performance benefits over the existing alternatives. Nonetheless, the Company will continue to survey all technologies before committing to utilize any special technology in connection with its system construction.

       VOICE QUALITY. CDMA systems offer more powerful error correction, less susceptibility to fading and reduced interference. Using the 13 kbps vocoder, CDMA systems achieve voice quality that is comparable to the typical wireline telephone. CDMA vocoder technology also employs adaptive equalization which filters out annoying background noise more effectively than existing wireline or analog cellular phones.

      CALL VOLUME. CDMA technology is designed to permit a greater number of calls within one allocated frequency, and reuses the entire frequency spectrum in each cell, rather than using only one-seventh of the available spectrum in each cell which is typically the case with analog technology, TDMA and GSM systems. CDMA systems are expected to provide capacity gains of up to 1000% over the current analog system, while TDMA and GSM systems are expected to increase capacity by 100% to 300%.

      CDMA technology is designed to provide flexible or "soft" capacity which will permit a system operator to temporarily increase the number of telephone calls that can be handled within a cell. When capacity limitations in analog, TDMA and GSM systems are reached, additional callers in a given cell must be given a busy signal. Using CDMA technology, the system operator will be able to allow a small degradation in voice quality to provide a temporary increase in capacity. This is expected to reduce blocked calls and increase the probability of a successful cell-to-cell hand-off.

      SOFT HAND-OFF. CDMA systems transfer calls throughout the network using a technique referred to as soft hand-off, which connects a mobile customer's call with a new cell site while maintaining a connection with the cell currently in use. CDMA networks monitor the quality of the transmission received by both cell sites simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell until it is clearly established in a new one. As a result, fewer calls are dropped compared to analog, TDMA and GSM networks which use a "hard hand-off" and disconnect the call from the current cell site before connecting it with a new one.

      FEWER CELL SITES. Because of efficient digital modulation, soft hand-off capabilities and other technological advantages, networks using CDMA are also able to achieve a greater radius of coverage and therefore require fewer cells than analog, TDMA or GSM systems when the system is lightly loaded. Recent network build-outs by cellular CDMA operators indicate that 50% fewer cells are required for CDMA systems as compared to analog systems. Similarly, CDMA systems are expected to require 30-50% fewer cells than TDMA or GSM networks under similarly lightly loaded conditions. The need for fewer cells results in significant reductions in overall capital requirements, lower ongoing maintenance and operating costs, fewer cell sites to be acquired and greater flexibility in network design.

      ADVANCED SERVICE AND FEATURES. CDMA will permit the Company to offer advanced feature such as simultaneous voice and data transmission and, ultimately, high-speed wireless applications such as video, multimedia and ISDN-rate data services.

      PRIVACY AND SECRECY. One of the benefits of CDMA technology is that it combines a constantly changing coding scheme with a low power signal to enhance security and privacy. Vendors are currently developing additional encryption capabilities which will further enhance overall network security.

      SIMPLIFIED FREQUENCY PLANNING. Frequency planning is the process by which wireless service providers analyze and test alternative patterns of frequency use within their systems to minimize interference and maximize capacity. Currently, cellular service providers spend considerable cost and time on frequency planning. Because TDMA and GSM based systems have frequency reuse constraints similar to present analog systems, frequency reuse planning for TDMA and GSM based systems is expected to be comparable to planning for the current analog systems. With CDMA technology, however, the same subset of allocated frequencies can be reused in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management.

PRODUCTS AND SERVICES

      In general, the new PCS microcellular technology utilizes more base stations in a given area than would be used by a traditional cellular system, so that PSC phones can work at a lower power level than cellular phones, enabling the batteries to last substantially longer. Because the PCS service utilizes the higher frequencies recently auctioned by the FCC, the PCS signals are able to travel further and penetrate buildings and structures far better than analog cellular service. The advanced cellular PCS phones anticipated to be sold by the Company will feature a fully enhanced digital display, and will offer paging, fax and E-mail and Caller ID capabilities.

      The Company intends to offer a variety of specialized mobile wireless services through its wireless CDMA technology. The Company expects its networks will support features designed to increase usage and provide consumers greater capabilities in call management, including the following:

      ADVANCED HANDSETS. CDMA handsets will offer 48-hour standby time and four-hour talk time. These handsets will be equipped with preprogrammed features such as speed dial and last number redial. These handsets will be sold under the Company's name.

      CALLER ID. The Company's networks will be capable of displaying the telephone number of the incoming caller on the customer's handset (commonly referred to as "Caller ID"), allowing the customer to decide whether or not to accept the call or route it to voice-mail.

      OVER-THE-AIR ACTIVATION. This feature will allow consumers to purchase a shrink-wrapped handset "off the shelf" at a retail location, and at their convenience, place the first call automatically to an activation center and have service initiated in a short period of time by programming the handset over the air. The Company believes over-the-air activation will reduce the Company's or any reseller's cost of customer activation.

      INTEGRATED ADVANCED PAGING. The Company anticipates introducing integrated advanced paging which will allow the handset to signal the receipt of an incoming message and provide test messaging via the handset, thereby eliminating the need for a separate paging unit. The handset will have the capability to respond to incoming messages through pre-programmed responses or new user defined messages.

      VOICE-MAIL. This feature operates like an answering machine. A message waiting indicator on the handset notifies the subscriber of a new message. The Company plans to introduce the ability to "listen in" as a message is being left, with the option to take the call or automatically call back.

      CUSTOM CALLING FEATURES. Additional features which the Company anticipates offering include call waiting, call forwarding, distinctive ringing and call blocking.

      The Company believes that additional new features and services will be developed to take advantage of CDMA technology and intends to offer a portfolio of products to accommodate the growth in, and the unique requirements of, high speed data traffic. The Company also plans to address a number of applications for wireless data services which are currently envisioned (eg., facsimile, wireless local area networks, point-of-sale terminal connections). Additionally, NextWave intends to implement an Advanced Intelligent Network ("AIN") platform and integrate it into its service, offering to provide resellers, such as the Company, with the capability to customize services and features for specific customer groups.

EQUIPMENT VENDORS; RELATED CAPITAL NEEDS

      The Company intends to rely on NextWave as its strategic resale partner and consultant with respect to the build-out of its PCS system, in connection with determining the technical performance and pricing for CDMA systems for PCS. NextWave has advised the Company that it is currently engaged in product selection and vendor contract negotiations for its seven regions. There are over 20 companies worldwide that are licensed to manufacture and supply CDMA network equipment, including Lucent Technologies, Hughes Network Systems, Hyundai Electronics, LG InfoComm ("LGIC"), Motorola, NEC, Northern Telecom and Samsung Electronics to manufacture and sell CDMA network equipment. In addition, Alps Electric, AT&T, Fujitsu, Hyundai Electronics, LGIC, Maxom Electronics, Mitsubishi, Motorola, NEC, NOKIA Mobile Phones, OKI Electric, Matsushita (Panasonic), Nippon Denzo, QUALCOMM, Samsung Electronics, SONY Electronics and SANYO Electric are licensed to manufacture and sell CDMA subscriber equipment. The Company intends to deploy equipment from multiple vendors in its networks.

      In addition to pursuing activities under its resale agreement with NextWave, PCN continues to discuss its strategic arrangement with NextWave to collaborate on PCS network design, construction, and equipment purchases, financing and strategic allocations in anticipation of an equipment shortage in the market until manufacturing capabilities catch up with anticipated demand. In addition to the substantial capital that will be required to meet PCN's obligations under the FCC Notes, the Company will be required to obtain and expend substantial capital to build-out the PCS facilities to operate its PCS system within the PSC License Area, and to purchase equipment for inventory and resale.

      By virtue of its strategic arrangement with NextWave, it is anticipated that NextWave may provide sources of capital or bank or other institutional financing to assist the Company with respect to these capital needs, or will otherwise assist PCN in vendor financed or assisted construction and supply; provided, however, that the Company has not obtained any written agreement from NextWave in this connection; and there is no assurance that NextWave will not develop alternative relationships. Moreover, there can be no assurance that the Company's relationship with NextWave will be successful, or will continue, or that NextWave will be successful, or continue to survive as a viable entity, or that other factors and circumstances may not evolve which would adversely impact on the availability of such financing. The Company, to the extent it is not able to finance its PCS system build-out from future cash flow or from its own banking or other financing arrangements, may be required to engage in additional sales of its Common
Stock or other securities, representing further potential dilution, or to enter into an arrangement with a strategic partner for such construction in consideration of an allocation of profits, if any, or it may be required, or may be required to attempt, to sell some or all of its FCC Licenses.

DIGITAL SATELLITE-BASED PAGING SERVICES AND TWO-WAY MOBILE RADIO SERVICES

      The Company, through Electrocomm, operates its paging and two-way mobile radio services pursuant to two paging licenses from the FCC, covering all of metropolitan New York, the entire State of New Jersey, Long Island, lower Connecticut, Westchester, Rockland County and downtown Philadelphia (the "Paging Service Area"). In addition, Electrocomm is an FCC licensed two-way mobile radio services provider, operating a 470 MHz dispatch radio system in the New York Metropolitan Area. Electrocomm recently commenced full operations as a radio paging carrier. Commencing on or about November 10, 1996, Electrocomm had in place 36 paging transmitter sites and began operating its "state-of-the-art" Glenayre 900 MHz satellite-based FlexTM paging network, utilizing 18 of its 36 constructed sites. The remaining 18 of the Company's sites are anticipated to be fully operational by year end 1996. In anticipation of this, the Company began marketing its paging services in mid-1996.

      Radio paging began more than four decades ago as an adjunct to telephone answering services, delivering tone-only messages (and later tone and voice messages) to subscribers. Beginning in the 1970's, cost-effective technological innovations and regulatory reforms helped to accelerate the use of radio paging services. Advances in microprocessor technology facilitated dramatic reductions in the size and weight of pagers. In 1982, the FCC increased the number of available channels for paging, further stimulating growth of the industry.

      Factors contributing to the rapid growth in the paging industry include:
(i) a continuing shift towards a service-based economy and a resultant need to keep in contact; (ii) increasing mobility among workers; (iii) increasing awareness of the benefits of mobile communications; (iv) reduction in the price of pagers and service; (v) product distribution through several retail channels, and (vi) increasing availability of information services which may be transmitted to pagers.

      Paging is an inexpensive means of communication. Paging can also be combined with cellular telephone service as a means to control the costs of incoming cellular call traffic. When called by an outside party, the paging system typically prompts the caller for information, such as the telephone number of the caller or a message, and then routes the information to the paging receiver.

      There are generally four types of paging services: tone-only, tone and voice, digital display and alphanumeric, all requiring the user to carry a compact paging receiver.

      The tone-only service is the most basic of the radio paging systems and requires a smaller spectrum and less costly pagers than the other paging services. Tone-only paging receivers have been reduced to approximately the size and weight of a small pocket calculator. A person wishing to reach a tone-only subscriber dials a telephone number which activates computerized automatic paging equipment, which in turn, triggers a transmission to the subscriber's pager causing it to "beep." The alerted subscriber then telephones his or her office, home or other pre-arranged message center to receive the message.

      The tone and voice paging unit is generally slightly larger than the tone-only paging unit. As with tone-only paging, a person wishing to page a subscriber with the tone and voice services dials a telephone number in order to have the subscriber's pager activated. However, with this service the caller may leave a brief voice message which is recorded by the answering computer. The computer then activates a transmitter which alerts and broadcasts the caller's voice message through the subscriber's pager. The number of tone and voice pagers that can be accommodated on a frequency is significantly less than the number of tone-only pagers because voice transmission uses more air time. Accordingly, pricing varies with the type of service provided.

      Digital display paging is now the most prevalent paging service and allows a caller, using a touch tone telephone, to transmit digital messages generally up to 12 digits at a time (for example, telephone numbers or a code indicate pre-arranged messages) to a display pater. The subscriber is alerted by a "beep" tone and the numerical message is displayed on a liquid crystal display screen on the pager.

      An alphanumeric pager can display words as well as numbers, and up to 2,000 characters divided into up to 40 different messages can be displayed on its typically dot matrix liquid crystal display screen. This pager enables the subscriber to know who is calling and the purpose and urgency of the call. It also may be used to transmit various types of data to one or more subscribers simultaneously. Unlike a digital message, however, alpha message cannot be entered from a touch tone phone. The alphanumeric paging system requires a subscriber-owned personal computer, a paging company dispatch service or, a telephone answering service as an input source.

      In connection with its new satellite-based FlexTM Paging System, the Company will also offer additional value-added services to customers, such as voice retrieval paging, which permits a person wishing to convey a message to a paging subscriber to call a telephone number and dictate his or her message to a voice mail computer. In a similar manner, the Company's new system will allow a caller to transmit a faxed document upon the selection of that option from an announced menu. Upon receipt of any digital, voice message or telecopier transmission, the subscriber's digital pager is then activated, alerting the subscriber that a message is waiting. Once alerted, the subscriber may, at his/her convenience, telephone to have the caller's message automatically replayed, or to have the telecopier transmission relayed to a "fax number" of the subscriber's choice -- using call forward functions. Numerous messages and types and forms of messages can be stored for the subscriber with this type of service, which also allows the subscriber to retrieve the stored messages at his or her convenience -- even months later. Voice retrieval paging can, therefore, be viewed as a form of fully automated telephone answering service.

      The availability of value-added paging products and services such as voice retrieval paging and information services, is creating demand within certain market segments which previously had not been attracted by the benefits of basic paging services alone. Demand for paging services is anticipated to increase further as a result of technological advances which permit messaging to be integrated into lap and palm top computers and into consumer products such as wrist watches

      On March 22, 1996 TCI acquired substantially all of the assets, including the name of General Communications. As part of this transaction, TCI also acquired 56-2/3% of the outstanding stock of General Towers of America, Inc., which also engages in two-way radio services in the Metropolitan New York Area. As a result of the transaction with GCE, in addition to the paging transmission site which it previously owned, TCI became a paging reseller and paging air-time for third party carriers. TCI offers paging service primarily through various paging carriers in the New York Metropolitan

Area. TCI offers national paging service through a sales and distribution agreement with Skytel. Under this agreement, TCI pursues regional and national accounts through its present dealer network in the Paging Service Area. At the present time, TCI has approximately 7,500 subscribers. TCI also has the necessary infrastructure to operate paging operations, including, but not limited to, a full service technical shop and repair facility, engineering capabilities, marketing and sales, billing and collection systems, and ancillary product support capability for paging related products.

       On June 28, 1996 the Company acquired 51% of the stock of TCI, upon the recasting of its agreements and arrangements with Joseph P. Albanese, Sr., including the termination of certain options and other agreements. The aggregate cost for the purchase of 51% of TCI was $1,114,000. The Company will now utilize TCI's infrastructure in the operations of its own paging system.

      Electrocomm has completed the acquisition of seven two-way mobile radio licenses in the UHF band and offers dispatch communications over the frequencies utilizing mobile trunking technology. The system provides users with reliable two-way radio communication. For a fixed monthly fee, users can have two-way radio communications with their employees, delivery vehicles, service personnel or others that may require 24 hour radio dispatching service throughout the Metropolitan Paging Service Area. Unlike cellular, private two-way users can communicate only amongst themselves, but at a considerably reduced expense.
The system will have a limited number of users, but such users generally do not change systems for an extended period of time. As of the date hereof
Electrocomm has approximately 200 uses subscribing its two-way radio system.

      Management believes that common carrier paging and private mobile radio are natural enhancements to its existing business and is of the opinion that it can sell its paging service through its existing network of cellular retail dealers. In addition, the Company expects to sell paging and has begun selling two-way mobile radio services to customers directly through its own direct sales force.


SOLICITATIONS FOR MOBILE CELLULAR TELEPHONE ACTIVATIONS

      Cellular telephone service may be defined as access to a cellular telephone system through the assignment of a unique mobile telephone number enabling the subscriber to make local and long distance telephone calls from a wireless cellular telephone in all areas where a cellular telephone system has been established. Once a connection to the cellular telephone system has been established, calls may be placed to any landline phone, or to cellular phones in any area in which a cellular telephone system exists. Such service is normally sold by the cellular telephone carriers on an annual or month-to-month basis by charging monthly access fees, per minute use fees, and charges for long distance calls.

      The two operating licensed cellular wireless service providers in the New York and New Jersey Cellular Geographic Service Area (CGSA) are Bell Atlantic NYNEX Mobile Communications, Inc. ("BANMC"), and AT&T Wireless Communications, Inc., formerly Cellular One ("AT&T"). BANMC is a newly formed corporation, which was the result of the Bell Atlantic Mobile Systems, Inc. ("Bell Atlantic") and NYNEX Mobile Communications, Inc. ("NYNEX") merger of their respective cellular operations. BANMC'S CGSA now reaches from North Carolina to Maine. Through its Trade Zone subsidiary, the Company has separate agreements with each of NYNEX and Bell Atlantic, which in the aggregate covers the Washington/Baltimore area northward through the New York Metropolitan area.

      The Company is an authorized agent of BANMC, through agreements with each of NYNEX and Bell Atlantic. While there are other agents in the market, the Company believes it is currently only one of two active BANMC agents authorized to appoint sub-agents. Management describes this ability to appoint sub-agents as a Master Agency relationship. The terms of this agreement allow sub-agents appointed by the Company to use the carrier's trademarks in their advertising with the carrier's service in the Metropolitan New York Area. The Company receives applications for cellular service from dealers or sub-agents and also by direct sales to corporate and individual users. These applications are then processed through the Company's computers which are interfaced directly into BANMC computers. In turn, BANMC approves or denies credit. If credit is approved, the Company then assigns a cellular phone number to the customer. The Company maintains sophisticated computer hardware and software which fully tracks all activation and ancillary commission income due to the Company from BANMC. No one sub-agent or dealer has accounted for greater than 5% of the Company's cellular service revenues and accordingly, the Company does not rely on any sub-agent or dealer for a material portion of its cellular service revenue.

      The Company receives a one time fee on a sliding scale of $263.00 to $325.00 for every new customer that is issued a mobile phone number during the term of the contracts. This fee fluctuates based on the number of subscribers activated during any given month. The Company must refund this commission if the phone number is terminated within the first six months of activation or the customer becomes delinquent in its payments during such time. In the event the phone is terminated or the customer becomes delinquent within the first six months of the contract, the carrier charges back the commission to the Company which the Company in turn charges back to the sub-agent. The Company's agreement with NYNEX expired on November 1, 1996, and NYNEX and the Company have extended that contract for three (3) months, and two successive thirty day periods, pending submission of a new agreement by NYNEX and the mutual agreement on the terms and conditions of that agreement between NYNEX and the Company.

         The Company's contract with Bell Atlantic runs through January 31, 1998. For a period of up to three years from the date of activation, the Company receives a 5% residual commission from phone numbers placed in the old NYNEX CGSA of the customers "air time" telephone bill, and receives a 3% residual from phone numbers placed in the old Bell Atlantic CGSA until the Company's agreement expires, or is terminated. "Air time" telephone bill means total bill less taxes, toll calls and access charges. The Bell Atlantic Agreement which covers New Jersey, southward to Baltimore/Washington DC prohibits the Company's sale of PCS, while the NYNEX Agreement, which principally covers Metropolitan New York, does not.

         During 1995/96, the Company received 100% of its cellular service income from BANMC, representing 45% of its consolidated gross sales. However, certain disagreements have arisen between the Company and Bell Atlantic in connection with a debit card program promoted by Bell Atlantic. In this connection, Bell Atlantic has asserted that the Company is indebted to it for $249,000 in monthly access fees and fraud charges. The dispute evolves around whether a $24.99 monthly access fee was waived by Bell Atlantic as an inducement to obtain the Company's participation in this program and whether the Company is responsible for third-party mobile telephone cloning fraud. The Company has asserted, and counsel for Bell Atlantic now admits, that there was and is no basis to charge back the Company for cloning fraud.

      That the $24.99 access fee in dispute, was waived by Bell Atlantic has been confirmed to the Company by a former Bell Atlantic employee, who negotiated the terms of the debit card program with the Company during his tenure with Bell Atlantic as an account manager. Current Bell Atlantic employees dispute this claim of waiver. Complicating the matter and the overall relationship, is the fact that various current BANMC representatives have attempted to coerce the Company's capitulation with respect to the payment of both the access fees and the fraud charges, by holding back activation commission payments otherwise due, and by insisting that these amounts be paid before there is any discussion with respect to the renewal of the NYNEX Agency Agreement now expired and on extension. BANMC is now holding back approximately $75,000 in activation commissions due to the Company, purportedly as security for the payment of the $249,000 in access charges claimed to be due.

         Counsel for the Company and Bell Atlantic are attempting to work cooperatively to ferret out the underlying facts and circumstances, in an effort to avoid a litigation, which from the Company's point of view, will include, among other things, claims of economic coercion against BANMC. These discussions appear to already have had salutory results and have confirmed that if the $24.99 access charges are agreed to be zeroed out, the Company would owe an outstanding balance of only approximately $95,723. Of that amount, the Company disputes that any substantial amounts are due to roaming charges, as it proscribed the inclusion of such charges within its debit card program with Bell Atlantic. If fair and appropriate arrangements with respect to these claims and the payment of the Company's commissions can not be achieved (Example: If BANMC is unwilling to waive all or part of the $24.99 access charges and is unwilling to correct its charges for roaming use, which the Company specified would not be a part of the debit card program), it is likely that litigation will result. In turn, this may cause BANMC to fail or refuse to renew the Company's respective agreements with NYNEX and/or Bell Atlantic.

         In the event BANMC elects to terminate, or fails to renew, either part of its relationship with the Company, this could have an immediate adverse impact on the business of the Company. In such a case, management would attempt to replace BANMC with another cellular carrier or wireless service provider. However, the Company's efforts in this regard could be substantially limited by the terms of certain non-competition provisions in its Agreements with NYNEX and Bell Atlantic; although the NYNEX contract pertains to cellular only; and subject to the disavowal of such restrictions, based on claims of breach and bad faith on the part of BANMC. At best, the successful assertion of such claims is greatly uncertain. The Company believes it could make up some of this business by becoming an agent for PCS Services. If the Company's Agency Agreements with BANMC are terminated, its trailing commissions will also terminate.

         Separately, NYNEX, but not Bell Atlantic, has objected to the inclusion of the logo "NYNEX" in the Company's advertised telephone number:
"1-800-NYNEX-31." Advertising of this number had been approved by Bell Atlantic for more than the past year; and the Company believes this is a misunderstanding emanating from what are now two affiliates. However, even if NYNEX did not relent on its current position, and precluded the Company from advertising the "1-800-NYNEX-31" number, the Company will be able to maintain the prior telephone number and will be able to advertise that number using the underlying digits. The Company can not determine what effect, if any, this change might have on its activations; although other easily remembered numbers may be promoted.

COMPETITION

         With respect to its mobile cellular telephone activities, the Company competes against agents for AT&T Wireless Services, Inc. ("AT&T") which is the only other cellular service carrier in the New York Metropolitan Area and New Jersey that the Company does not have a contractual arrangement with. In the opinion of Management, BANMC provides similar service to its customers and accordingly, Management believes it can compete with agents representing AT&T. The Company also competes with one other active master agent for BANMC, this master agent enjoys a similar relationship with BANMC as the Company. This agent has more assets, personnel and greater resources than the Company. Lastly, the Company competes directly with BANMC which maintains its own retail outlets for cellular service. BANMC also has substantially greater assets, personnel and resources than the Company. Additionally, if BANMC decides to terminate its relationship with the Company, or if it refuses to allow the Company to market its PCS services in the License Area and in the CGSA, while remaining an agent for BANMC (either through NYNEX or Bell Atlantic), this would virtually cease this portion of the Company's operations. In such case, management would attempt to replace its BANMC with a similar arrangement with AT&T and re-commence operations of this portion of the Company's business. However, there can be no assurance that AT&T Wireless, which will be a competitor of the Company with respect to PCS, will allow the Company to offer Commercial Radio Service ("CRS") for it while also offering PCS services.

         The Company competes with other companies which provide paging or other mobile communications services in the geographic area in which the Company operates. These include both large and small paging services providers and regional telephone companies such as Bell Atlantic, NYNEX. Many of these companies have substantially greater financial, technical and other resources than the Company. Paging Network, Inc., the largest provider of paging services in the United States, has operations in the New York/New Jersey Metropolitan Area.

         Competition for subscribers in the paging business is based primarily on the quality, price and breadth of services offered (including geographic coverage in each market served). Since the receiving equipment is virtually identical, companies differentiate themselves by marketing, channels of distribution, price competition, the variety of service options and breadth of service coverage (more transmitters covering a larger territory) and customer service.

         There are several new technologies being developed and tested which could compete with cellular and paging technology in the provision of telecommunications. It is too early in the development of these technologies to accurately predict their impact on the market for the Company's products and services.

         PCS is a new technology and service and, as a result, the level and timing of development of a customer base for PCS applications, on which the Company's future revenues depend significantly, is uncertain. In development of the PCS market, the Company will be competing with the more established cellular industry, as well as other wireless communications technologies, existing and future, with similar applications. Many of the Company's PCS and cellular telephone competitors, including joint ventures including some of the nation's largest regional and long distance telephone carriers, have substantially greater access to capital than the Company, substantially greater technical, marketing, sales and distribution resources than those of the Company and significantly greater experience than the Company in providing wireless services.

         The success of the Company's PCS service business will depend upon its ability to compete, especially with respect to features such as data and voice transmission, call waiting, call forwarding and paging capacity, pricing, availability and reliability of its service, with other cellular operators, existing PCS licensees and one or more winners of future FCC spectrum auctions and other potential future wireless communications providers.

         The Company also faces competition from other communications technologies such as Specialized Mobile Radio ("SMR") and operations in the 220-222 MHz band. SMR systems operate in the 800-900 MHz bands. The Company believes that SMR systems are operational in all or virtually all of the markets that the Company currently serves as a paging and two-way mobile operator, in which it holds PCS licenses, and in which it expects to engage in the resale of PCS. In general, so-called "trunked" SMR systems provide mobile radio and other enhanced communications services, include data transmission to and from vehicles. These systems are regarded as a low-cost alternative to cellular and have operated substantially fewer channels (e.g., 5 frequencies) than cellular systems enjoy. However, the current trend in the SMR industry has been toward the consolidation of small SMR systems, thereby enabling the deployment of regional and national multi-channel systems; at least one company expects eventually to provide seamless coverage from coast-to-coast. Many SMRS systems offer urban and rural users automatic interconnected service as well as traditional dispatch communications (usable on cellular). In this regard, the FCC has facilitated the operations of multiple site, high capacity, regional SMR systems that will use digital multiple access technologies. These systems, known as enhanced SMR (or "ESMR") are owned or managed by large, well-funded entities and are capable of competing head to head with cellular and PCS operations. Considered an outgrowth of the SMR industry are carriers licensed on 220-222 MHz frequency band. They provide SMR-like service, albeit utilizing narrowband technology which is materially different from that presently utilized by SMRs, but which can still provide a low cost and potentially viable mobile dispatch service. The impact that these newer systems will have on the SMR, cellular and PCS industries remains to be seen. In addition, the Company believes that PCS will also compete more directly with traditional landline telephone service providers, with cable operators who expand into the offering of traditional "wireless telecommunications services" over their wired system, and with other emerging radio technologies including mobile satellite systems. (See also, "B. The Wireless Telecommunications Industry -- Competition.")

OPERATIONAL/FINANCIAL AND REVENUE TRACKING SYSTEMS

         In conjunction with the development and operation of the Company's Paging System the Company developed, customized and implemented a computerized customer service, billing, activation, and management system for the purpose of controlling, tracking and managing the Company's financial and revenue operations. This management system is utilized in connection with the Company's cellular solicitations, paging, and potentially its PCS sales, service and operation.

         The Company's custom designed system operates in the micro-environment as a Local Area Network ("LAN") controlling and generating customer billing, accounts receivable, telemarketing, sales management, and data base management. In the macro-environment, operating as a Wide Area Network ("WAN"), allowing for remote data entry, and remote access to the West Orange, New Jersey switching facility, whereby customer service personnel and re-sellers can remotely activate and de-activate pagers. The WAN also encompasses operations related to the management and monitoring of the paging network infrastructure and monitoring of the paging network infrastructure and the associated satellite up-link and controllers. This WAN capability assures maximum levels of service, with minimum downtime.

         Management believes that the LAN and WAN capabilities and the existing hardware of its computerized financial and revenue tracking systems are sufficiently advanced and sophisticated to fully service the Company's present and future needs for at least the next five (5) to six (6) years with respect to its paging operations, including as fully developed in the Paging Service Area -- anticipated
                                  19
to expand to service a capacity of 600,000 customers; and that such systems and software, with appropriate additions, will be adequate with respect to its future and anticipated PCS operations.

EMPLOYEES

         The Company has 34 full-time employees, five (5) in executive management, two (2) in Warehouse/Shipping, five (5) in sales, five (5) in telemarketing, four (4) in accounting, and three (3) administrative personnel, four (4) in customer service, two (2) in engineering, and four (4) in technical services. These include a paging system engineer, whose duties include oversight of the construction of the Company's paging infrastructure. In addition, the engineer is in charge of the Company's digital paging switch facility, located in West Orange, New Jersey. Upon completion of the paging network, the chief engineer will be responsible for daily operation and maintenance of the paging system, system upgrades, antenna alignment, switching facility operations, and satellite systems interface, and uplink controllers. The Company also employs a Vice President of Sales with 15 years of paging and wireless communications sales management expertise. The Vice President of sales is charged with developing the Company's overall approach to the market, channel specific sales goals, management of the wholesale sales force, and evaluation of new products and services which might fit into the Company's ongoing sales operations. The Company also employs a Director of Marketing responsible for management of the telemarketing sales group as well as development and implementation of retail marketing sales programs, advertising, and promotion.

         B.       THE WIRELESS TELECOMMUNICATIONS INDUSTRY

OVERVIEW

         Demand for wireless telecommunications services has grown dramatically since its commercial introduction in 1983. This demand is largely attributable to the widespread availability and increasing affordability of mobile technology, paging and other emerging wireless telecommunications services. Technological advances and a regulatory environment more favorable to competition have also served to stimulate market growth.


PERSONAL COMMUNICATIONS SERVICE

         PCS is expected to include a number of attractive features, such as:
(i) the provision of all services to one untethered, mobile number, (ii) low priced service options, (iii) in the near future, medium-speed data transmissions to and from portable computers, advanced paging services and facsimile services and (iv) increased security and fraud protection. Although a number of cellular companies currently offer digital wireless service, the Company believes that PCS providers will be the first commercial wireless voice telecommunications providers to offer digital mobile networks on a nationwide basis. In addition, PCS providers may be the first to offer mass market wireless local loop applications in the United States, as an extension of and an alternative to, switched and direct access local telecommunications services.

         The Company believes that the experience of international markets where PCS has already been introduced provides support for the Company's expectation of rapid growth of PCS in the United States. For example, the successful launch of PCS networks in the U.K., in a market with two
                                   20
established cellular operators, is generally believed to have stimulated demand and increased penetration rates in the entire country. In less than two years, the U.K.'s two PCS operators have gained over 600,000 subscribers, representing approximately a 15.5% share of the total wireless market and 40% of new wireless subscribers over the same period. In the Baltimore/Washington DC market, Sprint Spectrum L.P. has operated a commercial PCS operation since November 15, 1995, with more than 80,000 subscribers as of May 1996.


PCS VERSUS CELLULAR

         Wireless telecommunications service is currently available using either analog or digital technology. The majority of cellular services transmit voice and data signals over analog-based networks by varying the amplitude or frequency of one continuous electronic signal transmitted over a single radio channel. However, cellular systems are being converted to operate in a digital mode. Although it is more widely developed than digital, analog technology today has several limitations, including limited capacity, inconsistent service quality (eg., poor voice quality and dropped calls), lack of effectiveness in preventing "eavesdropping" and "cloning," susceptibility to fraud and unreliability in data transfer. Digital wireless telecommunications systems, such as PCS, overcome the capacity constraints of analog systems by converting voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple and simultaneous signal transmissions. This increased capacity, along with enhancements in digital protocols, allows digital-based transfer systems to offer new and advanced services including greater call privacy, fraud protection, single number service, integrated voice and paging and enhanced wireless data transmission services such as E-mail, facsimile and wireless connections to computer networks.

         PCS spectrum differs from traditional cellular in three basic ways: frequency, spectrum bandwidth and geographic service areas. PCS networks will operate in a higher-frequency band (1890-1990 MHz) than cellular (800-900 MHz). PCS licenses will also be comprised of 30 MHz or 10 MHz spectrum versus 25 MHz spectrum for cellular networks. As a result of improved digital technology and the large allocation of spectrum, PCS will have more capacity for new wireless services such as data and video transmission. Finally, PCS is geographically segmented among 51 regional service areas based upon Rand McNally's Major Trading Areas ("MTAs") (comprising the A-Block and B-Block) and 493 local service areas based upon Rand McNally's Basic Trading Areas ("BTAs") (comprising the C, D, E and F-Blocks) as contrasted with the U.S. Census Bureau's 306 Metropolitan Statistical Areas ("MSAs") and 428 Rural Statistic Areas ("RSAs") used for cellular licenses. The FCC has limited the amount of commercial mobile radio service spectrum to which an entity may hold an attributable interest in a single geographic area to 45 MHz. (See "C. Regulation of the Wireless Telecommunications Industry -- Commercial Mobile Radio Service Spectrum Ownership Limit.")


FORMATION OF PCS INDUSTRY THROUGH FCC AUCTIONS

         In order to increase competition in wireless communications and promote the rapid deployment of advanced technologies, Congress enacted legislation directing the FCC to allocate radio frequency spectrum for PCS by competitive bidding. In March, 1995, the FCC completed its first auction, the A-Block and B-Block Auctions, resulting in the award of two licenses for the 30 MHz spectrum in each of 51 MTAs. Each licensee must construct networks that serve at least one-third of the population in its markets within five years of the grant of the applicable license and at least two-thirds of the population within ten years. The C-Block Auction, comprised of 30 MHz BTA licenses, was
                              21
recently completed and is currently being followed by auctions of the 10 MHz D-Block, E-Block and F-Block BTA licenses.

         When Congress granted authority to the FCC to use auctions to award licenses for broadband PCS, it directed the FCC to create special provisions for certain groups which might otherwise lack access to capital. Such groups were statutorily designated as women and minority-owned businesses, small businesses, and rural telephone companies. To meet this directive, the FCC reserved a portion of the broadband PCS spectrum available via auction (C-Block and F-Block) for such designated entities meeting certain financial criteria. In the wake of certain litigation, however, the FCC eliminated the race and gender-based groups or criteria. C-Block represents 30 MHz BTA licenses and F-Block represents the 10 MHz BTA licenses, with both sets of licenses being auctioned on a nationwide basis. Together, these two blocks make up the "Entrepreneurs' Block." The Company participated in the C-Block Auction as a "Small Business" under the FCC regulations. The FCC has established additional preferences to assist qualified participants in their efforts to attract capital necessary to obtain a broadband PCS license at auction and build out their networks. These preferences include bidding credits and installment payments. "Small Businesses," meaning entities with not more than an average of $40 million in gross annual revenues over the three calendar years preceding the entity's short form (Form 175) filing date, receive a 25% bidding credit and can finance their licenses over ten years with 10% down, paying interest only for the first six years at a fixed rate equal to the 10-Year U.S. Treasury Note Rate applicable at the date of grant of the entity's licenses. The Company qualified and benefited from both of these preferences. The Company's interest rate was established at 7%.

         The FCC established the D, E and F-Blocks as 10 MHz spectrum blocks that will be licensed on a BTA basis. The FCC commenced auctioning D, E and F-Blocks on August 26, 1996. As of November 25, 1996, the auction of those Blocks had yet to be concluded. Tiered bidding credits of 15% and 25% are available to F-Block Bidders depending upon the size of the applicant. Installment payment plans for bidders meeting the Small Business definitions in the F-Block (interest only payments available only during the first two years of the license term) are less favorable than were made available to Small Businesses in the C-Block auctions. However, although the auction is not yet concluded, it may result that the cost per POP/MHz may be less than the corresponding cost paid in the C-Block auction.

         There is no traditional filing fee required. After the initial applications were filed, the FCC required an upfront payment of a predetermined amount which was refundable (without interest) in the event the Company was not the high bidder. This amount for the C-Block was defined as $0.015 per capita per MHz for each target market identified within the initial application. Accordingly, the Company, through its PCN subsidiary, deposited $1,000,000 with the FCC to participate in the auction. The Company bid and was successful in obtaining its six FCC licenses in the Entrepreneurs' Blocks in the BTA auction. The Entrepreneurs' Blocks are the PCS frequency blocks designated "C" and "F." In those blocks, the FCC has reserved spectrum for entrepreneurial businesses and small businesses. The FCC awards bidding preferences and enhanced installment payments to small businesses. Under FCC rules, the Company met the FCC's definition of a "small business," and received a 25% bidding credit with respect to its bid, and was allowed to pay its winning bid over a 10-year period with interest only during the first six years at the 10 year Treasury Bill interest rate. Additionally, all winning bidders were required to make full down payment within five days after the auction close. The standard down payment was 20% of the net winning bid (inclusive of the up-front payment), although a Small Business such as the Company was only required to pay 10% for C-Block
                                  22

Licenses: 5% at the auction close and the balance after grant of their applications. The Company complied with this requirement.


PCS TECHNOLOGY

         PCS service areas are divided into multiple regions called "cells," each of which contains a base station consisting of a low-power transmitter, a receiver and signaling equipment. The cells are typically configured on a grid in a honeycomb-like pattern, although terrain factors (including natural and man-made obstructions) and signal coverage patterns may result in irregularly shaped cells and overlaps or gaps in coverage. The base station in each cell is connected to a base station controller and each base station controller is connected to a switching office by microwave, fiber optic cable, telephone wires or a hard-wired interface to a switching office. The switching office controls the operation of the wireless telephone networks for its entire service area, performing inter-base station hand-offs, managing call delivery to handsets, allocating calls among the cells within the networks and connecting calls to and from the local landline telephone system or to a long-distance telephone carrier. Wireless service providers have interconnection agreements with various local exchange carriers and long-distance carriers, thereby integrating wireless telephone networks with landline telecommunications systems. Because two-way wireless networks are fully interconnected with landline telephone networks and long-distance networks, subscribers can receive and originate both local and long-distance calls from their wireless telephones.

         The signal strength of a transmission between a handset and a base station declines as the handset moves away from the base station, so the switching office and the base stations monitor the signal strength of calls in progress. In an analog system, when the signal strength of a call declines to a predetermined level, the switching office may "hand off" the call to another base station that can establish a stronger signal with the handset. If a handset leaves the service area of the wireless service provider, the call is disconnected unless an appropriate technical interface is established to hand off the call to an adjacent system.

         While PCS and cellular networks utilize similar technologies and hardware, they operate on different frequencies and may utilize various frequency management technologies, or protocols. There are different radio air-interface standards established in the United States for the provision of PCS to multiple users over the allocated spectrum. The primary methods of digital wireless communications widely accepted by the wireless industry are based on TDMA or CDMA. These multiple access techniques provide for multiple communications over the radio channel either by dividing it into distinct time slots and transmitting user-specific data in each time slot (a method known as
TDMA) or by assigning specific codes to each packet of user data that in conjunction with many other users' data comprise a signal (a method known as
CDMA). While the FCC has mandated that licensed cellular networks in the U.S. must utilize compatible analog signaling protocols, the FCC has intentionally avoided mandating a universal digital signaling protocol for PCS. Three principal competing, incompatible digital wireless standards have been proposed by various vendors for use in PCS networks: CDMA, GSM and TDMA. A version of TDMA developed in Europe, GSM, has the advantage of being the most proven PCS technology in international markets. TDMA, while currently being offered by cellular providers in certain U.S. cities, has, in the Company's opinion, often been associated with poor sound quality and numerous dropped calls. PCS appears to be intended for adoption by one or more low-tier Systems, including that proposed for adoption by 21st Century Telesis Joint Venture, which will begin site construction in Jackson, Mississippi and North Bond, Indiana in the fourth quarter of 1996; and which may be adopted for Alaska. CDMA is currently
                                 23
being used by cellular providers on a limited basis in the U.S. and has been implemented on a commercial basis in Hong Kong and South Korea. Although CDMA is not currently widely deployed in the U.S., the Company believes that CDMA technology will be less costly to deploy and will provide better quality, greater capacity and more flexibility than either GSM or TDMA. For these reasons, the Company believes that CDMA will become the most widely adopted PCS technology. (See, "A. Business of the Company -- Competing PCS Technologies; Initial Selection of CDMA Technology.")

         Because these protocols are incompatible with each other and analog cellular, a subscriber of networks utilizing GSM technology, for example, will be unable to use his handset when traveling in an area covered only by a CDMA or TDMA based network unless he carries a dual-mode/dual-band handset that permits the subscriber to use the cellular networks in that area. For this reason, the success of each protocol will depend both on its ability to offer quality wireless service and on the extent to which its users will be able to use their handsets when roaming outside their service area. Based on public announcements by licensees in the A-Block and B-Block Auctions and winning bidders in the C-Block Auction, the Company believes that CDMA technology will provide coverage to over 90% of the U.S. population, including virtually all of the top 100 markets in the U.S. The Company believes CDMA networks will offer end-users significant advantages over other technologies, including increased security when compared to analog cellular networks, land-line voice quality and fewer dropped calls when compared to analog and other digital technologies.

         Broadband PCS will include small, lightweight multi-function portable phones, portable facsimile, other imaging devices, new types of multi-channel cordless phones, and advanced paging devises with two way capabilities. A PCS network will provide each subscriber with a personal number similar to that provided under the Company's new FlexTM Paging System. A sender could use any one of the variety of devices to send information to a personal identifier rather than a physical location or device. The subscriber would then be alerted on the device of their choice that there is incoming information, along with a descriptive summary. The subscriber could then decide which device should handle this information and route or dispose of it appropriately. Management believes that as the business population continues to become more decentralized and mobile, the demand for these types of services will increase. Many manufacturers have been developing and offering PCS transmission equipment in advance of the FCC auctions. Accordingly, the Company does not anticipate difficulties in obtaining PCS transmission equipment upon the build-out and operation of its PCS system.

         In order to facilitate the offering of a diverse range of complex wireless telecommunications services, the FCC has reserved a total of 120 MHz of spectrum for PCS licenses. The FCC has sub-divided this bank into six licenses, in each service area through three 30 MHz blocks and three 10 MHz blocks. The Company's six FCC licenses are for 30 MHz, which is substantially broader than the 10 MHz blocks. Auctions currently underway are offering systems in the 10 MHz blocks.

         The FCC has allocated these licenses to service areas based on the 1992 Rand McNally Commercial Atlas and Marketing Guide definitions of Major Trading Areas (MTAs) and BTAs. There are 51 designated MTA markets and 493 designated BTA Markets. The winning bidders in the MTA auction represent consortiums of the largest telecommunication companies in the United States. The Company's Areas represent 6 of the 493 BTA Markets.
                                 24

COMPETITION

         The wireless industry is characterized by intense competition between PCS, cellular and other wireless service providers. The Company, both directly with respect to its own PCS system and as a reseller of MOUs under its resale agreement with NextWave, will compete with numerous other companies and technologies, and will compete directly with as many as five other PCS licensees in each of the Markets. The A-Block and B-Block licensees in the various markets in which the Company will compete, which include AT&T Wireless Services, Inc., Sprint Spectrum L.P. and Omnipoint Corp., have substantially greater financial resources available than the Company's and enjoy significant time to market advantage over the Company. In addition, the FCC commenced auctioning the three remaining PCS license blocks (D-Block, E-Block and F-Block, each of which is 10 MHz in bandwidth), which will likely be concluded by the end of 1996 or early 1997. The Company is eligible to participate in the reauctioning of defaulted C-Block licenses and in any future auctions of defaulted D, E and F-Block Licenses, under the current FCC rules. (See "C. Regulation of Wireless Telecommunications Industry.")

         The Company also expects to compete with the specialized mobile radio ("SMR") operator in each of the Markets. The leading national provider of enhanced SMR (ESMR - see definition above) is NEXTEL Communications Inc. ESMR systems are capable of delivering dispatch and automatic interconnected mobile voice services and data telecommunications services. The FCC recently completed an auction of 1,020 MTA 900 MHz SMR spectrum. SMR operators will be capable of delivering communications services in conjunction with PCS and cellular operations.

         The Company will also face competition from other wireless service providers, such as paging companies and mobile satellite systems, including systems similar to the Company's Paging Network. Although a less direct substitute for mobile telephone services, one-way and two-way paging services may be adequate for those with more limited communications needs. The FCC has initiated the adoption of rules to auction paging licenses. The FCC has also commenced licensing "narrowband PCS" in the 900 MHz band, which includes, among other services, data messaging, advanced one-way and two-way paging and facsimile, such as that utilized in the Company's Paging Network. The messaging and paging services are expected to include electronic mail, digitized voice messages, and graphic images. In addition, the FCC has licensed three mobile satellite systems which plan to offer global cellular-type service from mobile satellites orbiting the earth. The first mobile satellite launch is expected to occur in 1997. These services, although competitive with the Company's services, are targeted to more narrow customer markets in light of both the expected high price to the customer and the restricted range of services to be offered, as compared to the services to be offered by the Company.

         The FCC recently initiated a rulemaking proceeding in which it expects to adopt rules governing a new service, called "Wireless Communications Services" ("WCS"), in the 2305-2320 and 2345-2360 MHz bands. The proposal would allow WCS licensees to provide a variety of wireless communications services ranging from mobile PCS-like services to satellite digital audio radio services, at the discretion of the licensee. Known as spectrum flexibility, the FCC proposes to allow the licensee to use the spectrum however it sees fit. The FCC is also considering not imposing minimum build-out requirements so that a licensee would not have to risk forfeiting its license if certain construction benchmarks had not been met. Congress has required that the FCC start auctioning this spectrum in April, 1997.
                                 25

         C.       REGULATION OF THE WIRELESS TELECOMMUNICATIONS INDUSTRY

OVERVIEW

         FCC AUTHORITY. The Communications Act of 1934, as amended (the "Communications Act") grants the FCC the authority to regulate interstate communications by wire and radio. The scope of the FCC's authority includes (i) allocating radio frequencies, or spectrum, for specific services, (ii) establishing qualifications for applicants seeking authority to operate such services, including PCS applicants and paging licensees, (iii) approving initial licenses, modifications thereto, license renewals, and the transfer or assignment of spectrum licensees, (iv) promulgating and enforcing rules and policies that govern the operation of spectrum licensees, (v) the technical operation of wireless services, interconnection responsibilities between and among PCS, other wireless services such as cellular, and landline carriers, and
(vi) imposition of fines and forfeitures for any violations of those rules and regulations. Under its broad oversight authority with respect to market entry and the promotion of a competitive marketplace for wireless providers, the FCC regularly conducts rulemaking and adjudicatory proceedings to determine and enforce rules and policies potentially affecting broadband PCS operations.

         REGULATORY PARITY. The FCC adopted rules designed to create a symmetry in the manner in which it and the States regulate similar types of mobile service providers. According to these rules, all "commercial mobile radio service" ("CMRS") providers that provide substantially similar services are subject to similar regulation. A CMRS service is a for-profit interconnected mobile radio service made available to the public. Under those rules, providers of PCS, SMR and ESMR services are subject to regulations similar to those governing cellular carriers if they offer an interconnected commercial mobile service. For example, CMRS providers are not required to file federal tariffs. Congress specifically authorized the FCC to forbear from applying such regulations in the Omnibus Budget Reconciliation Act of 1993. With respect to cellular, the FCC has stated its intent to continue monitoring competition in the cellular service marketplace. The FCC also concluded that Congress intended to preempt State and local area rate and entry regulation of all CMRS providers, including cellular, but established procedures for State governments to petition the FCC for authority to continue or initiate such regulation.

         COMMERCIAL MOBILE RADIO SERVICE SPECTRUM OWNERSHIP LIMIT. The FCC has limited the amount of CMRS spectrum to which an entity may hold an attributable interest in a single geographic area to 45 MHz. For these purposes, CMRS and PCS licenses are "attributed" to an entity where its investments exceed certain thresholds, or the entity is an officer or director of a CMRS or PCS licensee. The Company's ability to raise capital from entities with attributable CMRS interests in certain geographic areas is likely to be limited as a result of this restriction.
         INTERCONNECTION REQUIREMENTS. The FCC has pending proceedings to address various forms of interconnection obligations which could affect broadband PCS and other wireless service providers. In its mutual compensation proceedings, the FCC is examining its policies regarding the compensation arrangements which apply when CMRS providers, including broadband PCS providers, interconnect with LECs. In addition, the FCC is considering whether to rely upon private negotiations between wireless providers to determine whether direct interconnections between wireless networks should occur. The FCC also is considering whether private negotiations should be the preferred basis for wireless providers to permit the customers of one such provider to obtain service while roaming in the service area of the other.
                                  26

         In related parts of the foregoing proceedings, the FCC is considering whether to require all wireless providers to provide capacity to non-facilities based resellers, whether wireless licensees should be permitted to resell capacity acquired from other wireless providers in the markets where they hold licenses (at least during the initial start-up period) and whether wireless providers should be required to offer unbundled communications capacity to resellers who intend to operate their own switching facilities.

         OTHER FCC REQUIREMENTS. The FCC also has pending proceedings regarding the scope of permissible uses of broadband PCS networks to provide fixed local loop and other fixed services in competition with the wireline offerings of the LECs. It also is considering the possible adoption of requirements to broadband PCS and other providers of real-time voice services to implement enhanced 911 capabilities.

         The Company intends to use common carrier point-to-point microwave and traditional landline facilities to connect base station sites and to link them to their respective main switching offices. These microwave facilities are separately licensed by the FCC on a first-come, first-served basis (although the FCC has proposed to auction certain such licenses) and are subject to specific service rules.

         Wireless providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent wireless users, permittees and licensees in order to avoid electrical interference between adjacent networks. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall with specified parameters.

         OTHER FEDERAL REGULATIONS. Wireless networks are subject to certain Federal Aviation Administration and other guidelines regarding the location, lighting and construction of transmitter towers and antennas. In addition, the FCC has authority to enforce certain provisions of the National Environmental Policy Act as they would apply to the Company's facilities.

         STATE AND LOCAL REGULATION. The scope of State regulatory authority covers such matters as the terms and conditions of interconnection between LECs and wireless carriers under FCC oversight, customer billing information and practices, billing disputes, other consumer protection matters, certain facilities construction issues, transfers of control, the bundling of services and equipment, and requirements relating to making capacity available to third party carriers on a wholesale basis. In these areas, particularly the terms and conditions of interconnection between LECs and wireless providers, the FCC and State regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively.

         The FCC and a number of State regulatory authorities have initiated proceedings or indicated their intention to examine access charge obligations, mutual compensation arrangements for interconnections between local exchange carriers and wireless providers, the pricing of transport and switching facilities provided by LECs to wireless providers, the implementation of "number portability" rules to permit telephone customers to retain their telephone numbers when they change service providers, and alterations to the structure of universal service funding, among other matters.

         The Company has retained experienced FCC counsel to monitor regulatory developments affecting the mobile radio industry. This will continue to be of significant import to the Company, since proceedings with respect to telecommunications policy issues before the FCC and State
                               27
regulatory authorities could have a significant impact on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers, including the Company.

1996 ACT

         On February 8, 1996, Congress enacted the 1996 Act, which effected a sweeping overhaul of the Communications Act. In particular, the 1996 Act substantially amended Title II of the Communications Act, which governs telecommunications common carriers. The policy underlying this legislative reform was the opening of the telephone exchange service markets to full competition. The 1996 Act requires incumbent wireline LECs to open their networks to competition through interconnection and access to unbundled network elements and prohibits state and local barriers to the provision of interstate and intrastate telecommunications services.

         Implementation of the provisions of the 1996 Act will be the task of the FCC, the State public utility commissions and a Federal-State joint board. Much of the implementation of the 1996 Act must be completed in numerous rulemaking proceedings with short statutory deadlines. These proceedings are expected to address issues and proposals already before the FCC in pending rulemaking proceedings affecting the wireless industry as well as additional areas of telecommunications regulation not previously addressed by the FCC and the States.

         The 1996 Act makes all state and local barriers to competition unlawful, whether they are direct or indirect. It directs the FCC to initiate rulemaking proceedings on local competition matters and to preempt all inconsistent State and local laws and regulations.

         The 1996 Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing interstate or intrastate telecommunications services. States retain jurisdiction under the 1996 Act to adopt laws necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers.

         Some specific provisions of the 1996 Act which are expected to affect wireless providers, including the Company, are summarized below. This discussion is a summary only, and is not intended to be, and does not purport to represent, a complete discussion of the 1996 Act, or the effects of such provisions.

         EXPANDED INTERCONNECTION OBLIGATIONS. The 1996 Act establishes a general duty of all telecommunications carriers, including C-Block PCS licensees, to interconnect with other carriers. The 1996 Act also contains a detailed list of requirements with respect to the interconnection obligations of LECs. These "interconnect" obligations include resale, number portability, dialing parity, access to rights-of-way and reciprocal compensation.

         LECs designated "incumbents" have additional obligations including: to negotiate in good faith; to interconnect on terms that are reasonable and non-discriminatory; to provide non-discriminatory access to facilities, equipment, features, functions and capabilities; to offer for resale at wholesale rates any service that LECs provide on a retail basis; and to provide actual collocation of equipment necessary for interconnection or access.

         The 1996 Act establishes a framework for state commissions to mediate and arbitrate negotiations between incumbent LECs and carriers requesting interconnection, services or network elements. The 1996 Act establishes deadlines, policy guidelines for state commission decision making and federal preemption in the event a state commission fails to act. On October 15, 1996, the Eighth Circuit U.S. Court of Appeals suspended implementation of key requirements set forth by the FCC in its local Interconnection Order in which the Commission interprets provisions in the 1996 Act for opening up local telephone markets to competition. The principal issue is whether the FCC can compel state regulators to use specific pricing methodologies to define what is a "reasonable" rate for interconnection and other carrier obligations. If it runs its course, the litigation is expected to last for up to two years, or longer.

         REVIEW OF UNIVERSAL SERVICE REQUIREMENTS. The 1996 Act contemplates that interstate telecommunications providers, including CMRS providers, will "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, although the FCC can grant exemptions in certain circumstances.

         PROHIBITION AGAINST SUBSIDIZED TELEMESSAGING SERVICES. The 1996 Act prohibits LECs from subsidizing telemessaging services (i.e., voice mail, voice storage/retrieval, live operator services and related ancillary services) from its telephone exchange service or exchange access.

         CONDITIONS ON RBOC PROVISION OF IN-REGION INTERLATA SERVICES. The 1996 Act generally requires that before engaging in in-region interLATA services, the RBOCs must provide access and interconnection to one or more unaffiliated competing providers of telephone exchange service, or after ten months after enactment of the 1996 Act, establish that no such provider requested such access and interconnection more than three months before the RBOCs has applied for authority.

         The specific interconnection requirements, which the RBOCs must offer on a non-discriminatory basis, include interconnection and unbundled access; access to poles, ducts, conduits, and rights-of-way owned or controlled by the RBOCs, unbundled local loops, unbundled transport and unbundled switching; access to emergency 911, directory assistance, operator call completion and white pages; access to telephone numbers, databases and signalling for call routing and completion; number portability; local dialing parity; reciprocal compensation; and resale.

         RBOC COMMERCIAL MOBILE JOINT MARKETING. The RBOCs are permitted to market jointly and sell wireless services in conjunction with telephone exchange service, exchange access, intraLATA and interLATA telecommunications and information services.

         CMRS FACILITIES SITING. The 1996 Act limits the rights of states and localities to regulate placement of CMRS facilities, such as antennas, so as to prohibit the provisions of wireless services or to discriminate among providers of such services. It also eliminates environmental effects from RF emissions (provided the wireless system complies with FCC rules) as a basis for states and localities to regulate the placement, construction or operation of wireless facilities. The FCC's implementation of these provisions and the scope thereof have neither been adopted by the agency nor reviewed by the courts.

         EQUAL ACCESS. The 1996 Act provides that wireless providers are not required to provide equal access to common carriers for toll services. The FCC is authorized to require unblocked access subject to certain conditions.
                                  29

         DEREGULATION. The FCC is required to forebear from applying any statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forebear from applying. In addition, the FCC must review its telecommunications regulations every two years and change any that are no longer necessary.


GENERAL PCS REGULATIONS

         The FCC allocated spectrum for broadband PCS services in June 1994 in the 1850 to 1990 MHz bands, generally referred to as the "2GHz band." Of the 120 MHz available for PCS services, the FCC created six separate blocks of spectrum identified as A, B, C, D, E and F-Block. The A-Block, B-Block and C-Block are each allocated 30 MHz of spectrum and the D-Block, E-Block and F-Block are allocated 10 MHz each. The FCC adopted a ten-year PCS license term with an opportunity to renew. The failure to obtain a renewal could substantially erode the value of the Company's investment in the build-out of its PCS systems.

         The FCC adopted a "rebuttable presumption" that all PCS licenses are common carriers, subject to Title II of the Communications Act. Accordingly, each PCS license deemed to be a common carrier must provide services upon reasonable request and the rates, terms and conditions of service must not be unjustly or unreasonably discriminatory.

         STRUCTURE OF PCS BLOCK ALLOCATIONS. The FCC defines the geographic contours of the licenses within each PCS block based on the MTAs and BTAs developed by Rand McNally. The FCC awarded A-Block and B-Block licenses in 51 MTAs. The C-Block, D-Block, E-Block and F-Block spectrum were allocated on the basis of 493 smaller BTAs.

         All but three of the 102 total A-Block licenses and all B-Block licenses were auctioned in 1995. Three A-Block licenses were awarded separately pursuant to the FCC's "pioneer's preference" program. The auctioned A-Block and B-Block licenses were awarded in June 1995. The C-Block and F-Block spectrums are reserved for Entrepreneurs. (See "Entrepreneurs' Block.") C-Block licenses have been auctioned by the FCC, although some BTAs are subject to reauction because several auction winners defaulted. The "D", "E" and F-Block Auctions are being conducted at this time.


THE ENTREPRENEURS' BLOCK

         ELIGIBILITY REQUIREMENTS. As noted above, the FCC designated frequency blocks C and F as "Entrepreneurs' Blocks." The Company's subsidiary, PCN, was named as a winning bidder for certain licenses in the C-Block. The FCC requires that all C-Block licensees not exceed certain maximum size requirements as measured by gross revenues and total assets. In order to acquire C-Block licenses, the applicant, together with its affiliates and persons or entities that hold interests in the applicant and their affiliates, must have gross revenues of less than $125 million in each of the last two years and total assets of less than $500 million at the time the applicant's Short-Form (FCC Form 175) is filed.

         Under the FCC's rules, the Company also qualifies as a "Small Business," that is, an entity that, together with its affiliates and persons or entities that hold interests in the applicant and their affiliates, has average gross annual revenues of not more than $40 million for the preceding three
                                 30
calendar years prior to the date that the Short Form initial application to bid is filed. As a result of its classification as a Small Business, the Company qualified for both a 25 percent bidding credit and favorable financing terms, i.e., for installment payments of interest only for the first six years of the license, and payments of interest and principal amortized over the remaining four years of the license term.

         The FCC allows exceptions to the general rule regarding limitations on gross revenues and assets by not counting the revenues and assets of certain non-controlling investors. One such exception applies to companies meeting the definition of a "Publicly Traded Corporation with Widely Dispersed Voting Power." To qualify, the company must be organized in the United States; its shares, debt or other ownership interests must be traded on an organized exchange within the United States; no person can own more than 15% of the equity or possesses the power to control the election of more than 15% of the board of directors; and no person, other than management or members of the board of directors in their capacity as such, can have control, in fact. The parent Company of the entities holding the PCS licenses filed under this exception. If the Company should no longer meet the definition of a Publicly Traded Company with Widely Dispersed Stock, the Company would nevertheless seek to maintain its eligibility as a small business. For example, the FCC adopted structural options in its rules for C-Block applicants that are controlled by investors meeting certain financial criteria through a "Control Group." The control group must have de facto and de jure control of the applicant licensee. For purposes of determining eligibility of an applicant (or licensee) using a Control Group structure, the FCC counts the gross revenues and total assets of the applicant (or licensee), its affiliates, the members of the control group, and their affiliates. The FCC does not count the gross revenues and total assets of "nonattributable equity investors" -- that is, investors outside the control group that satisfy the FCC's rules and do not control more than 25% of the Company's total equity (whether through voting or non-voting stock, or both) -- or of their outside affiliates.

         Thus, for example, the Company could be structured pursuant to the FCC's "25 Percent Equity Structural Option." Pursuant to 25 Percent Equity Structural Option, the applicant must have a control group that owns at least 25 percent of the applicant's (or licensee's) total equity and at least 50.1 percent of the applicant's (or licensee's) total voting stock, on a fully diluted basis.

         PCS AUCTIONS. The FCC initiated auctions for the C-Block in December 1995. The Company participated in the auctions and filed applications for all BTA licenses it won in those auctions. The Company's strategy in the auction process was designed to further its business plan described elsewhere in this Prospectus, and to acquire licenses in contiguous markets in the Northeastern U.S. The FCC granted the Company's six licenses on October 2, 1996, subject to full and timely payment of the installment payments on the winning bids. The Company has executed and delivered Installment Payment Plan Notes and Security Agreements for each granted license with the FCC as the payee and secured party.

         LICENSE TRANSFER RESTRICTIONS. The FCC has also promulgated regulations restricting transfer of C-Block licenses. Most notably, transfer of C-Block licenses is not permitted within the first five years of grant of the license unless the transfer is to another entity eligible to be a C-Block licensee, such as another Small Business. After five years, licenses are freely transferable providing FCC approval prior to the transfer has been obtained. All transfers during the first ten-year license term are subject to unjust enrichment penalties discussed below.

         In addition, the FCC is considering whether to allow PCS licenses to "partition" their licensed geographic areas and to permit "spectrum disaggregation" in their frequency blocks. Partitioning and
                                  31
disaggregation would allow licenses to spin off discrete portions of their licensed areas and/or frequencies to third parties.

         UNJUST ENRICHMENT. Any transfer during the full license term (10 years) may require certain costs and reimbursements to the government of bidding credits and/or outstanding principal and interest payments. In addition, if the Company wishes to make any change in ownership structure during the initial license term involving the de facto and de jure control of the Company, it must seek FCC approval and may be subject to the same costs and reimbursement conditions indicated above.

         BUILD-OUT REQUIREMENTS. The FCC has mandated that recipients of PCS licenses adhere to five year and ten year build-out requirements. Violations of these regulations could result in license revocations, forfeitures or fines. Under the build-out requirements, all 30 MHz PCS licenses (such as C-Block licenses) must construct facilities that offer coverage to at least one-third of the population in their service area within five years from the date of initial license grants. Service must be provided to two-thirds of the population within ten years. Licenses which fail to meet the coverage requirements may be subject to forfeiting the license.

         ADDITIONAL REQUIREMENTS. As a C-Block licensee, the Company will be subject to certain restrictions that limit, among other things, the number of licenses it may hold as well as certain cross-ownership restrictions pertaining to cellular and other wireless investments.

         FOREIGN OWNERSHIP RESTRICTIONS. The Communications Act requires that non-U.S. citizens, their representatives, foreign governments, or corporations otherwise subject to domination and control by non-U.S. citizens may not own of record or vote (i) more than 20 % of the capital stock of a common carrier directly, or (ii) without approval of the FCC, more than 25% of the capital stock of the parent corporation of a common carrier license. Because the FCC classifies PCS as a common carrier offering, PCS licenses are subject to the foreign ownership limits. Congress recently eliminated restrictions on non-U.S. citizens serving as members on the board of directors of a common carrier radio licensee or its parent. The FCC also recently adopted rules that, subject to a public interest finding by the FCC, could allow additional indirect foreign ownership of CMRS companies to the extent that the relevant foreign states extend reciprocal treatment to U.S. investors.

         Failure to comply with these regulations may result in the FCC ordering
(i) divestiture of the non-U.S. parties to bring the entity within compliance of the Communications Act, (ii) issuance of fines, or (iii) denial of renewal or revocation of the license(s).

         PENALTIES FOR PAYMENT DEFAULT. A C-Block licensee that fails to make timely quarterly installment payments may incur substantial financial penalties, license revocation or other enforcement measures at the FCC's discretion. Where a C-Block applicant anticipates defaulting on any required payment, it may request a three to six month grace period before the FCC cancels its license. In the event of default by a C-Block licensee, the FCC is empowered to reclaim the licenses, reauction them, and subject the defaulting party to a penalty comprised of the difference between the price at which it acquired its license and the amount of the winning bid at reauction, plus an additional penalty of three percent of the subsequent winning bid, or the defaulting high bid, whichever is lower.
                                  32

RELOCATION OF INCUMBENT FIXED MICROWAVE LICENSEES

         In an effort to balance the competing interests of 2GHz microwave incumbents and newly authorized PCS licensees in that spectrum band, the FCC has adopted (i) a transition plan to relocate fixed microwave operators that currently are operating in the 2GHz band, and (ii) a cost sharing plan so that if the relocation of an incumbent benefits from more than one PCS licensee, the benefiting PCS licensees will help defray the costs of the relocation. PCS licensees will only be required to relocate fixed microwave incumbents if they cannot share the same spectrum. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations.

         Relocation generally involves a PCS operator compensating an incumbent for costs associated with system modifications and new equipment required to move to alternate, readily available spectrum. This transition plan allows most microwave users to operate in the PCS spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire, or emergency medical service operations, the voluntary negotiation period is three years. The FCC currently is considering whether to shorten the voluntary negotiation period by one year. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the existing microwave user is permitted to continue its operations until final FCC resolution of the matter.

         The FCC's cost-sharing plan allows PCS licensees that relocate fixed microwave links outside of their license areas to receive reimbursements from later-entrant PCS licensees that benefit from the clearing of their spectrum. Recently, the FCC designated two non-profit associations to serve as clearinghouses to administer the cost-sharing plan.


CELLULAR AND PAGING

         In the cellular telephone industry, service is provided within a Cellular Geographic Service Area (CGSA). Regulations adopted in 1981 provide for licensing of two cellular telephone system operators for each CGSA throughout the United States, one to be operated by a wireline carrier and one to be operated by an independent company other than a wireline carrier. For example, in the CGSA that covers the New York/New Jersey Metropolitan Area, the wireline carrier is BANMC, and the non-wireline carrier is AT&T.

         The FCC and State Public Utility Commission ("PUCs") jointly regulate cellular telephone operators, although the FCC's regulatory authority is far more extensive. Cellular agents are not regulated by the FCC or by PUCs. However, there can be no assurance that the Company's cellular agent business will not be subject to regulation in the future. In addition, under their authority to regulate cellular operators, certain states require that cellular telephones installed in vehicles be capable of hands-free operation. Such laws could adversely affect the demand for some of the Company's products and services.

         As a paging system operator, the Company is also regulated by the FCC under the Communications Act. The FCC grants both exclusive and non-exclusive licenses to transmit on certain frequencies in specified geographic areas. Radio Common Carrier ("RCC") licenses are generally exclusive, while Private Carrier Paging ("PCP") license are generally non-exclusive, i.e. shared among ten or more licensees. The Company holds PCP licenses.
                                   33

         The Company, through subsidiaries, has developed a common-channel regional PCP 900 MHz system for the New York/New Jersey Metropolitan Area. The Company holds FCC 900 MHz paging licenses on two channels. The FCC required the Company to place its system in operation within eight months after being granted licenses, and the Company has complied with this requirement.

         The FCC regulates mobile radio service under its public interest mandate expressed in the Communications Act of 1934, as amended. Among is principal regulatory duties in the mobile radio area is the allocation of spectrum for various kinds of services such as SMR/ESMR, PCS, PCP, common carrier paging, and conventional two-way mobile. The FCC has the exclusive authority to decide whether non-governmental applicants for radio licenses are basically qualified to hold licenses to utilize that spectrum. Thus the Commission issues authorizations for the construction and operation of one-way and two-mobile systems, and renews licenses for these facilities. Additionally, whenever entities holding radio authorizations want to effect major changes in ownership and control, the prior consent of the FCC must be obtained.

         During the past several years, Congress and the FCC have made major modifications to the regulations governing the provision of mobile radio service. In 1993, for example, Congress amended the Communications Act and, with respect to mobile radio service providers, sought to achieve regulatory symmetry. Thus, certain PCP operations were viewed as the "functional equivalents" of common carrier mobile radio services (such as cellular, common carrier paging, and PCS) and were reclassified as Commercial Mobile Radio Service ("CMRS"). The amendments preempted state and local rate and entry regulations of all CMRS providers and relieved CMRS providers from all FCC rate regulation and tariff filing requirements. Congress also eased the Act's alien ownership restrictions, but made them applicable to all providers of common carrier services.

         Consistent with its licensing functions, the FCC prescribes technical and operational standards for radio systems in order to minimize harmful interference to communications and otherwise to ensure efficient operation. In the early 1990s, the FCC amended its rules relating to 900 MHz channels for assignment to certain PCPs who met defined eligibility standards. As licensees, these PCPs gained exclusive use of their channels for the provisions of local, regional and nationwide one-way paging operations.

         Because the Company's PCS service is classified as CMRS, the Company is subject to the Commission's rules, regulations, and policies governing common carriers. However, as noted, the Company's communications operations are generally immune from State and local regulation, although States may seek FCC rate oversight authority.

         In addition to its paging interests, the Company operates two-way UHF mobile radio dispatch systems in Northern New Jersey. These systems serve business users such as delivery services, florists, contractors, landscapers and other enterprises that rely on mobile radio to communicate with fleets or individual vehicles.

         FCC regulations and policies are constantly evolving and are thus subject to significant and unexpected changes. Effective August 1, 1996, for example, the FCC halted the issuance of authorizations to establish new paging systems and authorizations sought by CMRS providers to expand existing operations. This "freeze," evidencing a policy change, is likely to continue until the FCC adopts paging spectrum auction rules. The FCC has also deferred, and may well abandon, a proposal to permit paging companies to recapture underutilized or dormant CMRS spectrum licenses to others. In short, the Company is unable to predict either the nature and extent of future FCC rule
                                 34
and policy changes or the effect of such changes on its present and planned communications operations. Nor can it predict whether States might someday regain any of their prior regulatory powers over mobile radio common carriers or whether States and local jurisdictions may expand the limited regulatory authority which has not been preempted by the FCC.


ITEM 2.  PROPERTIES

         The Company occupies a one level 14,000 square foot facility, with an additional 4,000 square feet of expansion space at 10 Plog Road, Fairfield, New Jersey. This building houses the Company's executive offices and warehouse. Management believes that the facility is well suited for the Company's operations and has enough space to accommodate the Company's anticipated growth. The Company has a five (5) year lease for this property, the current monthly lease payments for this property is $9,240.63. The lease term expires May 31, 2001.

         The Company intends to lease sites for its paging transmitters on commercial broadcast towers, buildings and other fixed sites. The Company currently leases three sites for its two-way radio transmitters; each site costs the Company $500 per month. The Company has a fourth transmitter site located on the United Nations Building. The Company does not pay rent for this site, but provides services to the United Nations security department in lieu of rent. Based on management's preliminary research the Company does not anticipate any difficulty in locating facilities in its Service Area that will be suitable and adequate for its purposes. although there can be no assurance that this will be the case.


ITEM 3.  LEGAL PROCEEDINGS

         On March 4, 1996 the Company commenced an action entitled: Electronics Communications Corp. as Plaintiff, against Toshiba America Consumer Products, Inc. ("Toshiba") and Audiovox Corporation, as Defendants, case number 96 Civ. 1565, pending in the United States District Court for the Southern District of New York. The complaint asserts claims for antitrust, breach of contract, tortious interference with contract and tortious interference with prospective economic advantage and business relations. The complaint seeks damages in excess of $5,000,000, and treble damages of more than $16,000,000. This action was commenced because the Company expended significant monies and resources, including the issuance of 200,000 shares of the Company's Common Stock to a consultant in anticipation of a South American cellular telephone program which the company was to undertake exclusively on behalf of Toshiba, based on certain reliance on Toshiba, and the withdrawal of Toshiba's commitment based on an unlawful conspiracy with Audiovox. Immediately prior to the commencement of the program, Toshiba discontinued manufacturing the line of cellular telephones that the program was designed to offer. This decision, which the Company believes was coerced by Audiovox, has caused significant damages to the Company.

         The defendants Toshiba and AudioVox moved to dismiss a portion of the case, claiming that the Company had not pled a cognizable antitrust cause of action, and that the remaining claims should be dismissed for lack of supplemental jurisdiction, which could then be prosecuted in the State Courts. On August 12, 1996 the Court ruled in favor of the motion of defendants, Toshiba and AudioVox, and the cause was dismissed on such date. The Company appealed the Court's ruling, filing its Brief on Appeal on February 21, 1997. On March 12, 1997, Toshiba and AudioVox served their responsive
                                35
brief, and oral argument before the United States Court of Appeals for the Second Circuit is anticipated to occur on or about April 1, 1997.

         On or about March 11, 1997, the Company was served with a Summons and Complaint in an action entitled "Daily News, L.P. v. Free Trade a/k/a Free Trade Distributors, Inc. and Electronics Communications Corp.," pending in the United States District Court for the Southern District of New York. The Plaintiff, The Daily News, claims breach of a certain Advertising Contract, in that the Company's subsidiary failed to pay for certain advertising and failed to meet the minimum advertising expenditures set forth, resulting in the imposition of a "short rate." As a result, Plaintiff claims damages aggregating $156,284.87. The Company believes it has an excellent working relationship with The Daily News, and that this suit resulted from a misunderstanding between the respective principals of the parties, which remained unclarified due to the illness of an officer of the Company. Counsel for the Company and The Daily News have conferred, and have stipulated to extend the Company's time to answer or move with respect to the Complaint, so that the principals may confer. It is believed an arrangement will be consummated shortly, disposing of this matter. (For a discussion of potential claims against BANMC, see discussion under caption "Solicitations For Mobile Cellular Telephone Activations.")


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITYHOLDERS

         On July 23, 1996 the Board of Directors of the Company at a Special Meeting of the Board of Directors authorized the issuance of an aggregate of 4,000,000 Series B Preferred Shares of the Company to Brenda Taylor (1,000,000) and Messrs. Taylor (1,000,000), Winder (1,000,000) and DePalo (1,000,000) in
return for their personal guarantees of approximately $3,000,000 of the Company's Subordinated Convertible Debentures. Each share of the Series B Preferred Stock is valued at $1.50 per share and convertible into 1.50 shares of Common Stock. The Series B Preferred Shares are payable by a three year Promissory Note bearing interest at the rate of 7% per annum, with interest accruing, but not payable until the securities are sold. The Promissory Notes are immediately extended for additional one-year terms. The Series B Preferred Shares are fully paid and non-assessable. The Promissory Notes are non-recourse, but are collateralized by a Pledge of the Stock.

         These Series B Preferred Shares are subject to a three (3) year vesting period pursuant to which 1/3 of the shares will vest immediately, and thereafter, on July 23, 1997, if Brenda Taylor and Messrs. Taylor, Winder and DePalo are still employed by, or a director of, the Company at such time, an additional one-third shall vest, and thereafter on July 23, 1998, if the aforementioned individuals are still employed by, or a director of, the Company at such time, the balance shall vest. On July 23, 1996, the Company reserved 6,000,000 common shares for issuance upon the conversion of these Series B Preferred Shares.

         On November 7, 1996, at the Annual Meeting of Shareholders, stockholders of record on October 11, 1996, voting in person and by proxy, voted to approve "Proposal No. 3" described in the Company's Notice of Annual Meeting and Proxy Statement, dated October 17, 1996, which ratified this action by the Board of Directors. 1,673,222 votes were cast in favor of this Proposal and 425,496 votes were cast against this Proposal.
                                36

         The other two matters voted on at this annual meeting of shareholders was "Proposal No. 1" with respect to the election of directors, pursuant to which, of the 11,915,515 votes entitled to be cast at the meeting, the number of votes listed next to the name of each director was cast in favor of his or her election:

       Taylor      9,281,256                 DePalo     9,280,956
       Winder      9,279,256                 Gurian     9,281,256
       B. Taylor   9,279,256                 Tabankin   9,281,256

In addition, "Proposal No. 2," relating to the approval of the selection of accountants for fiscal year 1997 was approved by 9,295,456 votes for such ratification and 54,266 votes against.


                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         Prior to May 12, 1995, the Company's Common Stock was traded over-the-counter on the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") Stock Market's Electronic Bulletin Board (the "OTC Bulletin Board").

         The Common Stock and A Warrants are currently traded in the NASDAQ Stock Market's SmallCap Stock Market (the "NASDAQ SmallCap Market") under the respective symbols "ELCC" and "ELCCW" and on the Boston Stock Exchange, under the respective symbols "ELCC" and "ELCCW".

         The following table sets forth the range of high and low bid quotations of the Common Stock and A Warrants, as reported on the OTC Bulletin Board or the NASDAQ SmallCap Market, for the periods indicated, as adjusted to reflect the 1 for 5 reverse stock split in the second quarter of 1995. These quotations represent inter-dealer quotations, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions


                                            COMMON STOCK          A WARRANTS
                                            ------------          ----------
1995                                      LOW        HIGH      LOW        HIGH
----
First Quarter.........................    $2.00      $4.25     N/A         N/A
Second Quarter (through May 12, 1995)
                                          $0.75      $4.75     N/A         N/A
Second Quarter (beginning May 15,1995)    $4.75      $5.50    $1.25      $1.375
Third Quarter.........................    $4.75      $6.16    $1.12      $1.81
Fourth Quarter........................    $2.00      $4.75     $.50      $1.1875
1996
----
First Quarter.........................    $1.875     $2.375   $.375       $.6875
Second Quarter........................    $1.50      $2.593   $.375      $1.156
Third Quarter.........................     $.50      $1.56    $.375       $.625
Fourth Quarter........................    $1.281     $2.25    $.531      $1.062

         On March 21, 1997, the closing bid prices of the Common Stock and A Warrants as reported on the NASDAQ SmallCap Market were $1.375 and
$.625, respectively. On March 21, 1997, there were 459 record holders of the Common Stock and 38 record holders of the Class A Warrants. The Company believes that there are in excess of 1000 beneficial holders of the Common Stock and A Warrants.
                               37

         There have been no dividends on the Common Stock during the past two fiscal years, and none1 are expected to be paid during fiscal 1997, or in the foreseeable future, during which period the Company's available cash is anticipated to be used to build out its PCS system, enhance its paging infrastructure, and for marketing and promotion of its wireless services.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS
YEAR ENDED ON DECEMBER 31, 1996 COMPARED TO YEAR ENDED ON DECEMBER 31, 1995

         Revenues decreased approximately $1,379,078 or approximately 15.8% in 1996 compared to 1995. Electronic equipment sales decreased $1,965,846 or 39.8%. Activation commissions decreased $344,238 or 12.1%. The Company attributes these decreases to the redirection of its operations and business away from acting principally as a distributor of consumer, home and office electronics products, to operating as a multi-faceted wireless telecommunications company. Due to the change in its operating focus, the Company, for the first time, had revenues from Paging and Two Way Radio of $984,851 in 1996. Cost of Paging and Two Way Radio sales was $445,808 in 1996.

         Cost of electronics equipment sales decreased $1,472,895 during 1996 compared to 1995. This decrease is attributed to the Company changing its operations. The gross profit margin however, decreased 8.8% from 11.6% in 1995 to 2.8% in 1996. The decrease of gross profit was due to the fact that the Company liquidated all of its electronic equipment, with the exception of cellular telephones.

         Cost activations decreased due to a decrease in sales in 1996 compared to 1995. The gross profit margin increased from 15.7% in 1995 to 16% in 1996. The higher gross profit margin is due to increased residuals paid by NYNEX and Bell Atlantic.

         Selling, general and administrative ("SGA") expenses increased approximately $4,556,111 in 1996 compared to 1995. The Company attributes this increase directly to the needs of the Company's transition into the wireless telecommunications industry. SGA as a percentage of sales increased from 23.6% to 90% due to an increase in administrative personnel to meet the Company's expansion and growth as a multifaceted wireless telecommunications Company and higher executive officer salaries, a one time charge of $1,437,500 pursuant to a financial public relations contract the Company entered into on September 4, 1996 and a one time charge of approximately $493,000 related to a bad debt. Interest expenses increased approximately $120,633 in 1996 compared to 1995 due to additional borrowings of the Company.

         The Company had an operating loss before interest, amortization and income taxes and other expenses of $5,456,689, in 1996 compared to operating loss of $1,967,823 in 1995. Net loss in 1996 after interest ($188,860) and a non-cash expense of ($73,769) as a result of a settlement of potential litigation, was $5,664,054 compared to net loss of $2,268,959 in 1995. These losses resulted primarily from expenditures associated with the development and marketing of the Company's paging and two-way radio systems, and the Company's move to more suitable premises.
                                  38

LIQUIDITY AND CAPITAL RESOURCES

         The operations of the Company's subsidiaries since inception in 1991 to date have been funded principally from cash flow from operations, capital investments and loans from officers, directors, principal stockholders and third parties. Although the officers and directors of the Company have provided the financial accommodations to the Company in the past, there can be no assurance that they will continue to do so in the future. In addition, the Company has a $100,000 revolving line of credit with a bank. This loan is personally guaranteed by the Company's President, cross corporate guaranteed by Free Trade Distributors, Inc. and secured by the Company's inventory. As of December 31, 1996, there was an outstanding balance under this loan of $95,000 with interest payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. As of December 31, 1996, the interest rate was 10.5%. This loan became due and payable on April 18, 1996. On June 17, 1996 the bank extended the due date until April 17, 1997.

         As of December 31, 1995 the Company has loaned $550,000 to Threshold Communications, Inc. ("TCI"). TCI is a corporation engaged in the radio paging business. TCI has acquired a paging subscriber base, associated paging hardware and a paging carrier agreement with Skytel, a company that provides nationwide paging, voice messaging and related messaging services to subscribers and others. In addition, TCI owns a 900 megahertz FCC paging license in the Paging Service Area and holds a long-term lease for a paging transmission site. A principal stockholder of TCI is a stockholder of the Company.

         On March 22, 1996 TCI acquired all of the assets and assumed certain liabilities of General Communications and Electronics, Inc. ("GCE"). In connection therewith, the Company advanced an additional $175,000 to TCI and guaranteed certain obligations of TCI in the amount of $739,000. As a result of the transaction with GCE, TCI, in addition to a paging transmission site which it previously owned, became a paging reseller. TCI offers paging service primarily through various paging carriers in the New York metropolitan area. TCI offers national paging service through a sales and distribution agreement with Skytel. Under this agreement, TCI pursues regional and national accounts through its present dealer network in the Paging Service Area. As of the date hereof TCI has approximately a 9000 person subscriber base. TCI also has the necessary infrastructure to operate a paging operation, including but not limited to a full service technical shop and repair facility, engineering capability, marketing and sales force, billing and collection systems and ancillary product support capability for paging related products. The Company is currently negotiating the acquisition of TCI, however, there can be no assurance that the Company will be able to reach an agreement with TCI. If the Company does acquire TCI, it will utilize TCI's infrastructure in the operations of its own paging system. In connection with TCI's acquisition of GCE, the Company issued a $350,000 non-interest bearing note payable to a corporation owned by a shareholder of the Company. The balance of this loan was $265,121 at December 31, 1996.

         On June 28, 1996 the Company purchased 51% of the common stock of TCI and its majority owned subsidiary GTA for $725,000 in cash and $389,000 worth of its Common Stock (194,500 shares of the Company's Common Stock at $2.00 per share).

         On January 16, 1996 the Company consummated a Private Placement of 69,460 shares of its Common Stock $.05 par value at a price of $2.25 per share. The total offering resulted in gross proceeds of $156,217.50. Each subscriber, in addition to the shares received demand registrations rights which require the Company to file a Registration Statement upon request of 25% or more of the shares sold in the offering at anytime during the 18 month period commencing 30 days from the closing date.

         On February 29, 1996, the Company borrowed $134,000 from another unrelated corporation. Interest is payable to a rate of 10% in monthly installments of $1,117 per month. The loan becomes due on February 28, 1997. As additional consideration, the Company issued to the corporation 800,000 A Warrants with 90 day registration rights and "piggy back" registration rights. The balance of this loan was $109,711 as of December 31, 1996.
         At approximately the same time, the Company also experienced a cash shortfall and was unable to post the required deposit to be entitled to bid at the FCC auction. To assist the Company in obtaining financing to facilitate its bid, William S. Taylor, Les Winder, Brenda Taylor and Robert DePalo guaranteed loans by the Company in the sum of approximately $1,150,000 and posted certain cash collateral. In consideration for this loan and guarantee accommodation, and the posting of cash collateral, the board of directors authorized the purchase of 24 shares by such persons (six (6) shares each) of Personal Communications Network, Inc. ("PCN") sole class of authorized and issued common stock and the grant of 2,300,000 A Warrants. The purchase of the PCN stock and delivery of the A Warrants were subject to certain conditions relating to the grant of the PCS Licenses, and delivery of the FCC notes (the "FCC Notes") and related security agreements by the Company. Closing of these transactions is anticipated to occur in April, 1997.

         On March 21, 1996, the Company entered into a letter of intent with an investment banking firm (the "Placement Agent") Pursuant to which the Company offered $6,000,000 principal amount of the Company's Subordinated Convertible Debentures (the "Debentures"). The Company sold an aggregate of $2,990,000 of the Debentures in two tranches, at which time the Company and the Placement Agent mutually agreed to terminate the offering. The principal amount of the Debentures was convertible into shares of the Company's Common Stock at the option of the holder, 41 days after issuance, at a price equivalent to 25% discount from the average high closing bid price for five days prior to the conversion or $1.50, whichever is less. The Debenture bears interest at the rate of 5% per annum payable on April 1 of each year commencing April 1, 1997. The Debentures are redeemable and callable for conversion under certain circumstances. The Company paid to the Placement Agent a placement fee equal to 10% of the gross proceeds, a 2% non-accountable expense allowance and 200,000 Warrants to purchase the Company's common stock at $2.25 per share. The Company used the proceeds of this offering to increase its deposit in the PCS auction, to build out its paging system and for general working capital purposes. All $2,990,000 principal amount of the Debentures has been converted into an aggregate of 5,706,822 shares of the Company's Common Stock.

         On May 8, 1996, the Company won six PCS Licenses. The total winning bids amounted to $26,452,200, after the 25% discount provided to small business which the Company qualifies for, under the terms of the auction. The Company has deposited $2,645,220 with the FCC which equals 10% of the cost of the licenses.

         On September 17, 1996, the FCC officially awarded the six PCS Licenses to the Company. In connection therewith, the Company entered into six separate Installment Payment Plan Notes ("Plan Notes") with the FCC in the aggregate amount of $23,807,010. Interest only is due commencing December 31, 1996, with the first payment of $479,400.84 and subsequent payments in equal consecutive quarterly installments of $416,622.16 ($1,666,488.64 annually) until September 30, 2002. The interest payment due December 31, 1996 has not been paid. A default under this note shall occur if the maker remains delinquent for more than 90 days. Commencing December 31, 2002, the
                                    40

Company shall pay principal and interest in equal installments of $1,718,853.88 ($6,875,415.52 annually) until September 30, 2006 (the "Maturity Date"). The entire unpaid principal amount, together with accrued and unpaid interest on the Plan Notes and all remaining obligations thereunder, shall be due and payable on the Maturity Date.

         On September 20, 1996, the Company entered into a loan agreement with the Marrotta Group ("Marrotta"), pursuant to which the Company borrowed $500,000. This loan, which was obtained to provide the Company with the ability to meet its additional shortfalls on a further deposit with the FCC, was arranged by Robert DePalo, a director, pursuant to a personal and business relationship with the Marrotta Group, and one or more of its principal shareholders. The loan bears interest at the rate of 10% per annum, and becomes due and payable on or before June 20, 1997; however, the Company may request an automatic three (3) month extension on the due date. As additional consideration for making the loan, the Company agreed to issue to Marrotta 200,000 shares of the Company's Common Stock, and 400,000 A Warrants, with demand and piggyback registration rights.

         On October 9, 1996, the Company entered into a loan with Robert DePalo, a director of the Company, pursuant to which the Company borrowed $180,000. This loan bears interest at the rate of 10% per annum. The loan is due upon three days written demand. The Company used the proceeds of this loan for general corporate purposes.

         On October 21, 1996 the Company entered into a loan agreement with Strategic Marketing Int'l Inc. ("Strategic"), pursuant to which the Company borrowed $200,000. This loan bears interest at the rate of 10% per annum, and becomes due and payable on October 21, 1997. As additional consideration for making the loan, the Company agreed to issue to Strategic 80,000 shares of the Company's Common Stock and 160,000 A Warrants, with demand and piggy back registration rights. The Company used the proceeds of the loan for general corporate purposes.

         On May 22, 1996 the Company sold an aggregate of 500,000 shares of its Common Stock for $625,000 or $1.25 per share to three unrelated parties. On May 22, 1996 the Company's Common Stock was trading at $2.00, the Company sold the stock at a discount to market due to the fact the stock was restricted, and the large quantity of shares made the stock relatively illiquid in comparison to the Company's average daily volume prior to May 22, 1996. The Company received net proceeds from this sale of $543,750. The Company utilized the proceeds generated by this issuance of stock for general working capital purposes.

         In December, 1996 the Company offered for sale a maximum of 2,200,000, and a minimum 700,000 units (the "Units"), at a price of $1.50 per Unit. Each Unit consists of one share of the Company's Common Stock, and one and one-half (1.5) A Warrants, entitling the purchaser, as holder of each A Warrant to purchase one share of Common Stock, at $5.00 per share, at any time prior to May 12, 1999, subject to prior redemption by the Company.

         The Company will offer and sell the Units through selling arrangements between the Company and participating registered NASD Broker-Dealers and, where permitted by law, through offeree representatives and others, in connection with sales of Units solicited by them (collectively, the "Placement Agents"). The Placement Agents will receive in the aggregate a selling commission of up to ten (10%) percent of the aggregate amount of the Unit offering, plus a 1% non-accountable due diligence allowance, and an outright grant of 750,000 A Warrants (assuming the maximum offering is achieved featuring the same terms as the A Warrants included in the Units), which shall be allocated
                              41
and distributed to the Placement Agents pro rata, based on the number and percentage of Units placed by such Placement Agent(s), and the aggregate amount of sale proceeds generated.

         On December 31, 1996, the Company had working capital deficit of approximately $3,956,977, as compared to a working capital deficit of approximately $1,724,852 at December 31, 1995. This decrease in the Company's working capital was primarily due to the Company's redirection in its operations and business away from acting as a distributor of electronics products, and due to large expenditures associated with the development and marketing of the Company's paging and two-way radio systems.

         The Company's financial statements for the year ended December 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources. Management's plans include consideration of the sale of additional equity securities under appropriate market conditions, alliances with entities interested in and resources to support the Company's operation or other business transactions which would generate sufficient resources to assume continuation of the Company's operations.

         The Company has retained investment banking counsel to advise it on the possible sale of equity securities as well as to introduce and assist in the evaluation of potential merger and partnering opportunities. The Company also has retained independent consultants to assist it to identify other entities interested in its business. Management expects that these efforts will result in the introduction of other parties with interests and resources which may be compatible with that of the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing or enter into such business alliance, management will be required to sharply curtail the Company's operations.

IMPACT OF INFLATION

         The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.

Item 7.  Financial Statements and Supplementary Data.

         The Company has filed and has pending before the Securities and Exchange Commission (the "SEC") a registration statement on Form S-3, having filed four pre-effective amendments to its original filing. Special securities counsel for the Company, Sommer and Schneider, received comments from the SEC on Friday afternoon, March 28, 1997. The Company's accountants have not yet had a full opportunity to study, appreciate and respond to the Commission's comments and requirements. Some of these comments may require material amendments to the substantive, narrative and financial discussions and information contained in this report, including the Financial Statements which follow, which may require the Company to file an amendment to this annual report.

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
Electronics Communications Corp.

         We have audited the accompanying consolidated balance sheets of Electronics Communications Corp. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronics Communications Corp. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 21. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STETZ, BELGIOVINE CPAs, P.C.

February 17, 1997
Montclair, NJ 07042

         ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                  DECEMBER 31,
                                                  ------------
                                            1996             1995
                                            ----             ----
CURRENT ASSETS
         Cash........................     $179,188         $18,000
         Restricted Cash.............           --       1,100,000
         Accounts Receivable (Net of
           $574,910 and $80,987 Allowance
           for Doubtful Accounts at
           December 31, 1996 and 1995,
           respectively).............      676,797       2,204,789
         Inventories.................      187,953         476,796
         Bid Deposit.................           --       1,000,000
         Loan Receivable.............      114,560         550,000
         Prepaid Expenses............       12,162          78,849
                                       -----------      ----------
         TOTAL CURRENT ASSETS........    1,170,660       5,428,434
                                       -----------      ----------
PROPERTY AND EQUIPMENT
         Property and Equipment......    2,754,910         335,858
         Accumulated Depreciation....     (634,314)        (75,544)
                                       -----------      ----------
         NET PROPERTY AND EQUIPMENT..    2,120,596         260,314
                                       -----------      ----------
OTHER ASSETS
         PCS Licenses................   26,452,200              --
         Deferred Interest...........      479,401              --
         Loan Origination Fees.......      186,839              --
         Paging Carrier Agreement....      980,022              --
         Deferred Private Placement Costs  237,243         225,787
         Deferred License Costs......      335,932         293,810
         Security Deposits and Other
           Assets....................      160,795          38,313
         Goodwill....................       66,202              --
         Deferred Registration Costs.       84,176              --
                                       -----------      ----------
TOTAL OTHER ASSETS...................   28,982,810         557,910
                                       -----------      ----------
         TOTAL ASSETS................  $32,274,066      $6,246,658
                                       -----------      ----------
                                       -----------      ----------


          See Notes to Consolidated Financial Statements.

    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE
               SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           DECEMBER 31,
                                                           ------------
                                                      1996             1995
                                                      ----             ----

CURRENT LIABILITIES
  Accounts Payable.....................           $ 1,956,329      $1,783,344
  Notes Payable-Other..................             1,081,538          28,000
  Notes Payable-Bank...................                95,000       1,225,000
  Notes Payable-Stockholders...........               181,677         252,007
  Current Portion of Obligations
  Under Capital Leases......                          234,885          50,244
  Current Portion of Long Term Debt....                 8,793              --
  Private Placement Advance............               500,000         116,223
  Accrued Expenses.....................               552,005         248,764
  Accrued Interest.....................               493,401              --
  Customer Deposits....................                24,009              --
                                                  -----------      ----------
  TOTAL CURRENT LIABILITIES............             5,127,637       3,703,582
                                                  -----------      ----------
LONG TERM LIABILITIES
  Notes Payable........................            23,806,980              --
  Long Term Debt.......................                43,971              --
  Obligations under Capital Leases.....               745,639          78,801
                                                  -----------      ----------
  TOTAL LONG TERM LIABILITIES..........            24,596,590          78,801
                                                  -----------      ----------
Minority Interest......................               415,474              --
STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.01 per share,
    8,000,000 authorized, 4,000,000 Series B
    Non-Voting Convertible Shares issued
    outstanding at December 31, 1996...                40,000              --
  Common Stock, par value $.05 per share,
    40,000,000 authorized, issued and
    outstanding 12,189,174 and 3,003,697 at
    December 31, 1996 and 1995, respectively          609,460         150,186
  Additional Paid-In Capital...........            16,102,199       5,320,629
  Retained (Deficit)...................            (8,611,593)     (2,947,539)
  Subscription Receivable..............            (6,000,000)             --
  Notes Receivable Arising from Common Stock
    Purchase Warrants Sold.............                (5,701)        (59,001)
                                                  -----------      ----------
TOTAL STOCKHOLDERS' EQUITY.............             2,134,365       2,464,275
                                                  -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $32,274,066      $6,246,658
                                                  -----------      ----------
                                                  -----------      ----------


            See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           Notes Receivable
                                                                 Additional      Retained    Arising From
                                                                   Paid-in       Earnings    Common Stock    Subscription
                   Shares       Amount      Shares     Amount      Capital       (Deficit) Purchase Warrants  Receivable    Total
                   ------       ------      ------     ------      -------       --------- -----------------  -----------   -----
                       Preferred Stock        Common Stock
                       ---------------        ------------
Balance as of
 January 1, 1995..   240,000    $2,400    1,516,086    $75,804      $644,942     ($318,580)      ($99,000)       --        $305,566

Payment of Loan
 for Purchase B
 Warrants ........        --        --           --         --            --            --         39,999        --             --

Conversion of
 Preferred Shares.  (240,000)   (2,400)     240,000     12,000        (9,600)           --             --        --             --

Sale of Common
 Stock ........           --        --    1,000,000     50,000     3,396,569            --             --        --       3,446,569

Sale of 2,000,000
"A" Warrants....          --        --           --         --       200,000            --             --        --         200,000

Sale of 300,000
 "A" Warrants....         --        --           --         --        26,100            --             --        --          26,100

Stock Issued in
 Connection with
 Advertising and
 Promotional
 Services......           --        --      200,000     10,000     1,065,000            --             --        --       1,075,000

Replacement of
 Shares........           --        --       47,611      2,382        (2,382)           --             --        --              --

Net Loss......            --        --           --         --            --    (2,628,959)            --        --      (2,628,959)
                    ---------------------------------------------------------------------------------------------------------------
Balance as of
 December 31, 1995        --        --    3,003,697    150,186     5,320,629    (2,947,539)       (59,001)       --       2,464,275

Payment of Loan
 for Purchase B
 Warrants.......          --        --           --         --            --            --         53,300        --          53,300

Sale of Common
 Stock.........           --        --       69,430      3,472       152,812            --             --        --         156,284

Issuance of Common
 Stock for Settlement
 of Potential
 Litigation.....          --        --       34,715      1,736        72,033            --             --        --          73,369

Sale of Common Stock      --        --      500,000     25,000       506,250            --             --        --         531,250

Shares Issued in
 Connection with
 Marketing
 Agreement......          --        --      100,000      5,000       182,500            --             --        --         187,500

Shares Issued in
 Connection with
 Consulting
 Agreement......          --        --    2,300,000    115,000     1,322,500            --             --        --       1,437,500

Shares Issued in
 Connection with
 Acquisition.....         --        --      194,500      9,725       379,275            --             --        --         389,000

Conversion of
 Debentures......         --        --    5,706,832    285,342     1,948,700            --             --        --       2,234,042

Sale of Preferred
 Stock...........  4,000,000    40,000           --         --     5,960,000            --             --  (6,000,000)           --

Shares Issued in
 Connection with
 Debt Agreements..        --        --      280,000     14,000       257,500            --             --        --         271,500

Net Loss..........        --        --           --         --            --    (5,664,054)            --        --      (5,664,054)
                    ---------------------------------------------------------------------------------------------------------------
Balance as of
December 31, 1996. 4,000,000   $40,000   12,189,174    $609,460  $16,102,199   $(8,611,593)       $(5,701) $(6,000,000)  $2,134,365
                    ---------------------------------------------------------------------------------------------------------------
                    ---------------------------------------------------------------------------------------------------------------

               See Notes to Consolidated Financial Statements

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                           ------------
                                                      1996             1995
                                                      ----             ----
SALES
Electronics................................      $2,978,142         $4,943,988
Commissions................................       3,394,444          3,792,527
Paging & Two Way Radio.....................         984,851                 --
                                                -----------        -----------
TOTAL SALES................................       7,357,437          8,736,515
                                                -----------        -----------
COST OF SALES
Electronics................................       2,895,598          4,368,493
Commissions................................       2,851,363          3,195,601
Paging & Two Way Radio.....................         445,808                 --
                                                -----------        -----------
TOTAL COST OF SALES........................       6,192,769          7,564,094
                                                -----------        -----------
GROSS PROFIT...............................       1,164,668          1,172,421
                                                -----------        -----------
EXPENSES
Selling....................................       2,092,053          1,103,963
General and Administrative.................       4,529,304            961,281
Advertising and Promotional Services.......              --          1,075,000
                                                -----------        -----------
TOTAL EXPENSES.............................       6,621,357          3,140,244
                                                -----------        -----------
OPERATING LOSS BEFORE OTHER INCOME,
OTHER EXPENSES AND INCOME TAXES............      (5,456,689)        (1,967,823)
                                                -----------        -----------
OTHER INCOME
Minority Interest in Loss of Consolidated
  Subsidiaries.............................          55,264                 --
Interest Income............................          17,200             31,234
                                                -----------        -----------
TOTAL OTHER INCOME.........................          72,464             31,234

OTHER EXPENSES
Interest Expense...........................         206,060             85,427
Settlement of Potential Litigation.........          73,769                 --
Amortization of Bridge Financing Costs.....              --            606,943
                                                -----------        -----------
TOTAL OTHER EXPENSES.......................         279,829            692,370
                                                -----------        -----------
NET LOSS BEFORE INCOME TAXES...............      (5,664,054)        (2,628,959)
Income Taxes...............................              --                 --
                                                -----------        -----------
NET LOSS...................................     ($5,664,054)       ($2,628,959)
                                                -----------        -----------
                                                -----------        -----------
LOSS PER COMMON SHARE......................          ($1.06)            ($1.11)
                                                -----------        -----------
                                                -----------        -----------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (NOTE 11)....................       5,337,876          2,368,809
                                                -----------        -----------
                                                -----------        -----------


          See Notes to Consolidated Financial Statements.

      ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED
                     STATEMENTS OF CASH FLOWS

                                                      1996             1995
                                                      ----             ----
                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                           ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss.....................................     ($5,664,054)     ($2,628,959)
Adjustments to Reconcile Net Loss to Net Cash
  Used By Operations:........................
Non-Cash Advertising and Promotional Services              --        1,075,000
Issue of Common Stock For Marketing and
  Consulting Agreements......................       1,625,000               --
Depreciation and Amortization................         643,431          656,908
Provision for Doubtful Accounts..............         493,923           50,790
Non-Cash Settlement of Potential Litigation..          73,769               --
Minority Interest In Loss....................         (55,264)              --
Changes in:
  Accounts Receivable........................         759,366         (664,636)
  Inventories................................         217,613           67,659
  Prepayments................................          55,024          (40,556)
  Accounts Payable...........................        (119,657)          60,477
  Security Deposits..........................         (98,904)         (17,715)
  Accrued Expenses and Taxes Payable.........         303,241          140,256
  Accrued interest...........................          14,000               --
  Customer Deposits..........................          24,009               --
                                                  -----------       ----------
    TOTAL ADJUSTMENTS........................       3,935,551        1,328,183
                                                  -----------       ----------
NET CASH USED BY OPERATING ACTIVITIES........      (1,728,503)      (1,300,776)
                                                  -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Unrestriction of Cash........................       1,100,000               --
Bid Deposit..................................              --       (1,000,000)
Notes Receivable Arising from Common Stock Purchase
  Warrants...................................          53,300           39,999
Deferred Licenses Costs......................         (42,122)        (293,810)
Deferred Private Placement Costs.............         (11,456)              --
Deferred Registration Costs..................         (84,176)              --
License Costs................................      (1,645,220)              --
Additions to Property and Equipment..........        (726,140)         (88,021)
Loan Receivable..............................          (8,000)        (550,000)
Paging Carrier Agreement.....................         725,580               --
Payment for Purchase of Threshold Communications,
  Inc. net of cash acquired..................        (158,511)              --
Other Assets.................................              --            6,496
                                                  -----------       ----------
NET CASH USED BY INVESTING ACTIVITIES........        (796,745)      (1,885,336)
                                                  -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Shareholder Loans................         (70,330)         187,616
Proceeds of Other Loans......................         703,538         (112,000)
Payments of Bridge Loans.....................              --         (800,000)
Payments of Bank Loans.......................      (1,130,000)       1,135,000
Restriction of Cash..........................              --       (1,100,000)
Deferred Private Placement Costs.............              --         (225,787)
Private Placement Advance....................         500,000          116,223
Net Proceeds from Debentures.................       2,234,376               --
Principal Payments under Capital Lease Obligation    (118,836)          (2,528)
Principal Payments of Long Term Debt.........          (3,288)              --
Sale of Common Stock.........................         570,976        3,869,385
                                                  -----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES....       2,686,436        3,067,909
                                                  -----------       ----------
NET INCREASE (DECREASE) IN CASH..............         161,188         (118,203)
CASH, BEGINNING OF YEAR......................          18,000          136,203
                                                  -----------       ----------
CASH, END OF YEAR............................        $179,188          $18,000
                                                  -----------       ----------
                                                  -----------       ----------

                 See Notes to Consolidated Financial Statement.

      ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED
                     STATEMENTS OF CASH FLOWS

                                                      1996             1995
                                                      ----             ----
                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                           ------------

SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
CASH PAID DURING THE YEAR FOR:
Interest......................................      $206,060         $85,427
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Property Acquired Under Capital Leases........       970,315         131,573
Issuance of Common Stock in Connection with
  Debt Agreements.............................       271,500
Issuance of Common Stock in Connection with
  Conversion of Debentures....................     2,234,676
Fair Value of Assets Acquired.................     1,114,000
Less: Cash Acquired...........................        16,489
  Conversion of Loans Receivable to Equity
    in Subsidiary.............................       550,000
  Issuance Of Common Stock....................       389,000

                 See Notes to Consolidated Financial Statement.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BUSINESS ACTIVITY AND BASIS OF PRESENTATION

         During 1994, Electronics Communications Corp. (the "Company") changed its name from Genetic Breeding, Inc. to Internow Affiliates, Inc. and then to Electronics Communications Corp. Effective on January 1, 1994, the Company acquired Free Trade Distributors, Inc. (which engages in the wholesale distribution of cellular telephones and related accessories and electronic products) and Trade Zone Distributors, Inc. (which engages in the activation of cellular radio subscribers for commissions, both serving the New York Metropolitan Area) in a business combination accounted for as a reverse acquisition (the "Acquisition"). Accordingly, the historical financial statements of Free Trade Distributors, Inc. and Trade Zone Distributors, Inc. (the "Operating Entities" or "Acquirers") are included in the consolidated statements of operations for the periods prior to the Acquisition. The assets acquired and the liabilities assumed were recorded at cost. Historical Stockholders' Equity of the Operating Entities has been retroactively restated, as set forth in Note 2, in that the number of shares of common stock received in the Acquisition, after adjustment of the par value of the Company's and the Acquirers' common stock with an offset to additional paid-in capital.
Retained Earnings (deficiency) of the Acquirers were carried forward.

         In 1995, the Company formed Electrocomm Wireless, Inc., a Delaware corporation as a subsidiary, to become a radio paging and two-way radio carrier in the New York Metropolitan Area and the State of New Jersey. On January 6, 1995, Electrocomm Wireless, Inc. entered into a one year contract to utilize the transmission facilities of an unaffiliated paging carrier to commence paging operations. The agreement required a non- refundable one-time connection fee of $20,000, a monthly per diem charge per radio paging customer and the Company's pro rata share of monthly access charges. The contract expired in January and was not renewed.

         In July 1995, the Company formed Personal Communications Network, Inc.("PCN"), a Delaware corporation, as a majority (90%) owned subsidiary to participate in the Federal Communications Commission auction for licenses to engage in personal communications services ("PCS"). The Company has posted a bid deposit of $1,000,000. On May 8, 1996 the Company obtained six PCS licenses for $26,452,200 entitling it to operate wireless PCS telephone systems covering nearly 1.5 million people in three states. Subsequent to year end, four (4) officers and directors of the Company acquired a 24% interest in "PCN".

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

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B) PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of Electronics Communications Corp., subsequent to the Acquisition, and its wholly-owned subsidiaries, Free Trade Distributors, Inc., Trade Zone Distributors, Inc. (Trade Zone Distributors , Inc. has a wholly owned subsidiary, Trade Zone Distributors, II, Inc. which is an inactive, non-operating entity), Electrocomm Wireless, Inc., and majority owned subsidiaries, Personal Communications Network, Inc., Threshold Communications, Inc. and General Towers of America, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

(C) PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is provided using accelerated methods over the estimated useful lives of the respective assets (5 to 7 years). Depreciation expense charged to operations for the year ended December 31, 1996 and 1995 was $546,535 and $49,965, respectively.

(D) INVENTORIES

         Inventories are valued at the lower of cost or market, cost is determined using the first in, first out method.

(E) REVENUE RECOGNITION

         It is the Company's policy to categorize revenue into either sales from electronic goods, commissions for fees earned on sales of cellular radio service contracts or sales from its radio paging and two way radio services. Sales from electronic goods includes, but is not limited to cellular phones and related accessories and other electronic automobile and office products. Revenue from the above mentioned products are recognized when they are shipped. Revenues from sales of electronic goods represented 40% and 57% of the Company's total revenue in 1996 and 1995. Commissions are inclusive of fees earned for the sale of cellular radio service contracts and residuals received on those contracts. Revenues and related commissions from the sale of the service contracts are recognized at the point of activation. Revenues from residuals are realized when approved by the cellular radio service supplier and are paid on customer usage for a maximum of three years. Commission revenue represented 46% and 43% of the Company's total revenue in 1996 and 1995. The Company establishes a reserve of 3.5% for charge-backs on customers that prematurely terminate cellular service. In addition to the commissions paid by the cellular radio supplier, the Company receives co-op fees. Co-op fees are reimbursements of expenditures that are approved by the cellular radio supplier for advertising and promotion in connection with the sale of cellular radio contracts. Revenues from radio paging and two way radio services are recognized in the beginning of the month for which they are invoiced and amounted to 13% of revenues in 1996.

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

(H) RECENT PRONOUNCEMENTS

         During 1996, the Company adopted the provisions of two Statements of Financial Accounting Standards ("SFAS") issued by the Financial Accounting Standards Board. SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long- lived assets and certain identifiable intangibles be reviewed periodically for impairment. The adoption of SFAS 121 did not have a material effect on the financial statements.

         SFAS 123, "Accounting for Stock-Based Compensation" defines a fair value based method of measuring and recording compensation costs for employee stock compensation programs. The provisions of this FASB was used in valuing all stock-based compensation transactions.

(I) FAIR VALUE OF FINANCIAL INSTRUMENTS

         At December 31, 1996, the fair values of cash, cash equivalents, non-convertible short term debt and current portion of long-term debt, accounts payable, accrued interest, accrued salaries and other accrued liabilities approximated their carrying values because of the short-term nature of these instruments. The fair value and carrying amount of the Company's long term notes payable, as described in Note 7G, are deemed to be approximately equivalent as the Note was issued based upon current interest rates.

         NOTE 2-ACQUISITION, RECAPITALIZATION AND PUBLIC OFFERING

         (A) As described in Note 1, the Company acquired all of the outstanding common stock of the Operating Entities. For accounting purposes the acquisition has been treated as a recapitalization of the Operating Entities with the Operating Entities as the Acquirers (reverse acquisition). As a result of this transaction, historical additional paid- in capital of the Operating Entities was retroactively reduced and common stock increased by $58,804 for the par value of the 1,176,086 shares of common stock received in the transaction. Prior to the acquisition, Free Trade Distributors, Inc. had 200 shares outstanding at $75 par value or $15,000 in common stock and $60,000 in additional paid-in capital. The recapitalization of these shares resulted in a transfer from common stock to additional paid-in capital of $15,000. In 1993, Trade Zone Distributors, Inc. was capitalized and issued 200 shares of $5 par value or $1,000 in common stock. The recapitalization of these shares resulted in a transfer from common stock to additional paid-in capital in the amount of $1,000. As a result of the reverse acquisition, additional paid-in capital was also reduced by $13,354 on January 1, 1994 (the effective date of the acquisition). This is reflective of the excess liabilities assumed over the assets by the Operating Entities. On January 1, 1994, the Company sold 340,000 shares of its common stock for $50,000. All references in the financial statements and notes thereto to the number of shares outstanding have been restated to reflect the 1 for 5 reverse common stock split described below. Additionally, On May 25, 1995, 47,611 shares were issued to a shareholder who did not receive the proper allocation when the company had its reverse common split in Note 2B.

         (B) On May 12, 1995 the Company successfully completed a public offering (the "Offering"). The Company sold 1,000,000 shares of Common Stock and 2,000,000 Common Stock Purchase Warrants at an initial offering price of $5.00 per share and $.10 per Warrant. In order to complete

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         (C) On January 16, 1996 the Company consummated a Private Placement Offering of 69,430 shares of the Company's $.05 par value common stock at a price of $2.25 per share. The total offering resulted in gross proceeds of $156,285 of which $116,223 was advanced to the Company prior to December 31, 1995. Each subscriber, in addition to the shares, received demand registration rights, which require the Company to file a Registration Statement upon request of 25% or more of the shares sold in the offering at anytime during the 18 month period commencing 30 days from the closing date. In March 1996, the subscribers demanded that the Company file a Registration Statement covering their shares. The Company at that time was unable to comply with the request. In order to avoid a potential litigation for failing to file a Registration Statement on a timely basis, the Company issued an aggregate of 34,715 additional shares to the subscribers. The additional cost of these shares issued were treated as an increase in additional paid-in capital and expensed as a settlement of potential litigation.

         (D) On March 21, 1996, the Company entered into a letter of intent with an investment banking firm (the "Placement Agent"), pursuant to which the Company will offer $6,000,000 principal amount of the Company's Subordinated Convertible Debentures (the "Debenture"). The principle amount of the Debentures shall be convertible into shares of the Company's common stock at the option of the holder, immediately upon issuance, at a price equivalent to 25% discount from the average high closing bid price for five days prior to the conversion or $1.50, whichever is less. The Debenture bears interest at the rate of 5% per annum payable on April 1 of each year commencing April 1, 1997. The Debentures are redeemable and callable for conversion under certain circumstances and are due April 1, 2002. The Company has advanced to the Placement Agent a placement fee equal to 10% of the gross proceeds, a 2% non-accountable expense allowance and to issue 200,000 Warrants to purchase the Company's common stock at $2.25 per share. The Company intends to use the proceeds of this offering to increase its deposit in the PCS auction, build out its paging system and general working capital purposes. As of December 31, 1996 $2,990,000 was converted into 5,706,832 shares of Common Stock in accordance with the Debenture.

         (E) On April 8, 1996, the Company entered into a contractual agreement with a public relations and direct marketing firm for the intention of making its name and business better known to shareholders, investors and brokerage houses. The agreement is for a period of four months. The Company issued 100,000 shares of its Common Stock and expensed $187,500 for marketing cost.

         (F) On May 22, 1996, the Company completed a private placement of 500,000 shares of unregistered Common Stock for $625,000 ($1.25 per share). These shares were sold at $.75 (37.5%) discount to the market price of the Company's Common Stock on such date. This transaction was negotiated at arms length with the investors. The primary reasons why the discount was so large, was based on the aggregate amount of the shares relative to the total number of shares outstanding, the limited liquidity in the Company's Common Stock at such time, and the fact that the Common Stock was unregistered. Management determined that it was in the best interest of the Company to sell such shares, because the Company required large capital infusions to make the payments to the FCC for

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the six PCS licenses the Company obtained on May 8, 1996. The Company paid $93,750 in associated placement fees and legal costs.

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

         (I) In October 1996, the Company issued 200,000 shares of common stock to a private lender as consideration for borrowing $500,000 (See Note 7H). In addition, the private lender was granted 400,000 Class A Warrants with "Piggy Back" rights. The shares and warrants were valued at $183,750 and are included as loan origination fees and being amortized over the term of the loan.

         (J) In November 1996, the Company issued 80,000 shares of common stock to a private lender as consideration for borrowing $200,000 (See Note 7J). In addition, the private lender was granted 160,000 Class A Warrants with "Piggy Back" registration rights. The shares and warrants were valued at $87,750 and are included as loan origination fees and being amortized over the term of the loan.

         (K) In December 1996, the Company by a private placement memorandum, is offering for sale a maximum of 2,200,000 and a minimum of 700,000 units at a price of $1.50 per unit. Each unit consists of one (1) share of ECC common stock and one and one-half (1 1 2) Class A Warrants. The Class A Warrant entitles the purchaser to purchase one (1) additional share of common stock at $5.00 per share, subsequently reduced to $2.25 per share, at any time prior to May 12, 1999, subject to prior redemption by the Company. For additional details reference is made to the Private Placement Memorandum dated December 6, 1996. Subscriptions for 818,000 units have been received as of February 12, 1997.

         NOTE 3-ACCOUNTS RECEIVABLE

         Accounts Receivable consist of amounts due for sales of electronic goods, commissions due from major cellular radio suppliers and from sales of radio paging and two way radio service. Components of Accounts Receivable are $758,088 for the sale of electronic goods, $240,908 for commissions, and $252,711 for the sale of radio paging and two way radio service at December 31, 1996 and $1,503,303, $782,473 and $-0- at December 31, 1995.

         NOTE 4-OTHER ASSETS

         (A) Deferred Private Placement Costs consists of certain legal, accounting, printing fees and other costs in connection with the private placement described in Note 2K. These costs, together with any additional costs incurred in connection with the placement will be recorded as a reduction of the proceeds to be received from the sale of the securities offered.

         (B) Deferred License Costs consists of various legal, consulting and registration fees in connection with obtaining paging licenses, two-way radio licenses and personal communication service licensing. Any interest cost associated with obtaining these licenses will be capitalized. The licenses when put into service will be amortized over a fifteen year period.

         (C) The Paging Carrier Agreement consists of six paging licenses with various paging carriers. The cost of such agreements are being amortized over a fifteen year period.
                                55

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company's total winning bids amounted to $26,452,200, after the 25% discount provided to small businesses, which the Company qualifies for, under the terms of the auction. The Company deposited cash of $2,645,220. The remaining balance will be paid out over the next 10 years with 7% interest only during the first six years. Included on the license costs are certain legal fees incurred in obtaining the license. Also included in these costs are $7,630 of capitalized interest. The company has not begun PCS service. Upon inception of such services, the Company will amortize the licenses and related costs over a 10 year period.

         NOTE 5 - LOAN RECEIVABLE

         On December 31, 1996 the loan receivable-other consists solely of a note due from one of the Company's consultants. This note is due December 31, 1997 and bears an interest rate of 8% payable on demand.

         NOTE 6 - BID DEPOSIT

         The Company had participated in a Federal Communications Commission (the FCC) auction for Personal Communication Services licenses. The FCC required an advance payment in the amount of $1,000,000 which was fully refundable in the event the Company was not the highest bidder. On May 8, 1996 the Company obtained six PCS licenses entitling it to operate wireless PCS telephone systems covering nearly 1.5 million people in three states (See Note
4D). The bid deposit is included in PCS Licenses at December 31, 1996.

         NOTE 7-NOTES PAYABLE

         (A) Notes Payable consist of the following: (A) Notes Payable-Other in the amount of $28,000 at December 31, 1995, and $5,000 at December 31, 1996 with interest at 10%, are payable on demand. Payment of the notes are personally guaranteed by certain officers and stockholders, and secured by a pledge of their personal property.

         (B) On April 18, 1995, the Company entered into a financing agreement with a bank in the amount of $100,000. This loan is personally guaranteed by the Company's President, cross corporate guaranteed by Free Trade Distributors, Inc. and secured by the Company's inventory. Interest is payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. As of the date hereof, the interest rate was 10.5%. The loan became due and payable on April 18, 1996. At December 31, 1996 the balance on this loan was $95,000. This note was temporarily extended by the bank . On June 17, 1996 the bank extended the due date until April 17, 1997.

         (C) On October 6, 1995, the Company entered into a lending arrangement with a bank. In connection herewith, the Company could borrow up to $700,000 at an interest rate of 3/4% above the bank's base lending rate, payable on demand. At December 31, 1995, the interest rate was 9.5%. The Company deposited a $700,000 three month certificate of deposit with the bank as collateral for such loan. The Certificate earns a 5% interest. The loan is also secured by certain officers' personal guarantees, 245,000 shares of their stock and all the assets of the Company. On January 6, 1996 and then again on April 6, 1996 the bank extended the due date 90 days. The note was paid in 1996.

         (D) On December 22, 1995, the Company entered into a lending arrangement with a bank. In connection therewith, the Company borrowed $450,000 at an interest rate of 1% above the bank's base lending rate, payable in ninety days. At December 31, 1995, the interest rate was 9.75%. The

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company deposited a $400,000 three month certificate of deposit with the bank as collateral for such loan. The Certificate earns a 5% interest. The loan is also secured by certain officers' and directors' personal guarantees and inventory. On March 22, 1996 the bank extended the due date 90 days. The note was paid in 1996.

         (E) On February 29, 1996, the Company entered into a financing arrangement with a corporation in the amount of $134,000. Interest is payable at a rate of 10% in monthly installments of $1,117 per month. As additional consideration, the Company issued the corporation 800,000 "A" Warrants with 90 day registration rights and "Piggy Back" registration rights with any other offering of the Company. The balance of this loan was $109,711 at December 31, 1996.

         (F) In connection with TCI's acquisition of GCE, the Company assumed a $350,000 non-interest bearing note payable to a corporation owned by a shareholder of the Company. The balance of this loan was $265,121 at December 31, 1996.

         (G) The Notes Payable-FCC consist of six 7% 10 year notes aggregating $23,806,980. The notes are payable in quarterly installments of interest only for the first six years and principal plus interest thereafter. The notes are secured by the PCS licenses. The interest payment due December 31, 1996 has not been paid. A default under this note ("Event of Default") shall occur if the maker remains delinquent for more than 90 days.

         (H) On September 20, 1996, the Company entered into a loan agreement with a private lender, pursuant to which the Company borrowed $500,000. The loan bears interest at the rate of 10% per annum. The loan becomes due and payable on or before June 20, 1997, however the Company may request an automatic three (3) month extension on the due date. The Company used the proceeds of this loan for general corporate purposes.

         (I) Purchase Money Notes Payable in monthly installments of $1,262 including interest at 13%. The last payment is due on August 1, 2001. This loan is collateralized by equipment with a book value of $44,842. The balance of this loan at December 31, 1996 was $52,764.

         (J) On October 21, 1996 the Company entered into a loan agreement with a private lender in the amount of $200,000. The loan is due in November 1997 with interest at 10% per annum. The loan is secured by all of the Company's current accounts receivable as well as all equipment and fixtures owned by the Company. See Notes 2J and 13.

         NOTE 8-CAPITAL LEASE

         Capital Leases include $1,117,073 for equipment. Minimum future lease payments under capital leases as of December 31, 1996 for each of the next five years and in the aggregate are:

       1997......................................$  364,917
       1998......................................   349,959
       1999......................................   298,975
       2000......................................   203,982
       2001......................................    55,797
                                                 ----------
       Total Minimum Lease Payments.............  1,273,630
       Less: Amount Representing Interest.......   (293,106)
                                                 ----------
       Present Value of Net Minimum Lease
         Payments...............................    980,524
       Less: Current Maturities included in
         Current Liabilities....................   (234,885)
                                                 ----------
       Long Term Obligations Under Capital
         Leases................................. $  745,639
                                                 ----------
                                                 ----------
                            57

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The interest rates on the capitalized leases range from 10% to 29.17% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessors implicit rate of return.

         NOTE 9-NOTES PAYABLE-STOCKHOLDERS

         Notes Payable-Stockholders are unsecured and payable on demand with interest at rates from 7.5% to 10.65% per annum.

         NOTE 10-OTHER ADVERTISING, PROMOTIONAL AND MARKETING SERVICES

         (A) On July 21, 1995, the Company entered into an Advertising and Promotional Services Agreement, pursuant to which the Company agreed to issue 200,000 shares of its common stock, $.05 par value, in exchange for services provided to the Company. These services included analysis, advice, advertising and promotional ideas and marketing campaign in connection with the Company's development of its distribution of cellular products in South America. The Company issued the stock to the consultant on August 8, 1995 which resulted in a non-cash expense of $1,075,000 in the year ending December 31, 1995.

         (B) Various agreements described in Notes 2E and 2H were entered into during 1996. These transactions resulted in a non-cash expense of $1,625,000 in 1996.

         (C) On October 7, 1996 the Company entered into a consulting agreement. Pursuant to the agreement the consulting firm is to provide financial consulting and advisory services to the Company and its subsidiary PCN, including, without limitation, general advice with respect to financing, acquisition, joint venture or other corporate transactions. In consideration of the services to be rendered PCN is issuing to the consulting firm or its designees ten shares of its common stock representing an aggregate of 10% of the issued and outstanding shares of PCN.

         NOTE 11-LOSS PER COMMON SHARE

         The Company computes loss per common share by dividing the net loss by the weighted average number of common stock and dilutive equivalent shares outstanding, as retroactively adjusted to reflect shares issued for the business combination described in Note 1A and the 1 for 5 reverse common stock split described in Note 2A, and common stock equivalents outstanding during the period. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same.

         NOTE 12-CONVERTIBLE PREFERRED STOCK

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

         NOTE 13-WARRANTS TO PURCHASE COMMON STOCK

         (A) The Company approved the sale to certain officers, directors and stockholders of 1,000,000 Common Stock Purchase B Warrants at a price of $.10 per Warrant, exercisable at $5.00 per share. On November 30, 1994, the Company issued 990,000 Common Stock Purchase B Warrants for $.10 per Warrant, payable by the Company accepting promissory notes bearing interest at 8% per annum due on the earlier of the exercise of the Warrants, or December 1, 1996. On January 20, 1995, the Company agreed to reduce

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the exercise price of 300,000 B Warrants from $5.00 to $2.50 and amended the exercise period of these 300,000 B Warrants so that they are not exercisable until February 1, 1996.

         (B) During 1996, the company issued 560,000 shares of Class A Warrants in connection with obtaining financing from certain private lenders. The Warrants entitle the holder to purchase one share of common stock at a price of $2.50 and are exercisable through May 12, 1999.

         NOTE 14-INCOME TAXES

        The Company adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has net operating loss carry-forwards that it does not expect to utilize pursuant to Internal Revenue Regulations.

         NOTE 15-CONTINGENT LIABILITIES

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

         (D) On May 17, 1995, the Company entered into an employment agreement with the Executive Vice President, which was amended on October 1, 1995. The term of the agreement is for five years with an option for additional one year terms. The agreement provides for annual compensation of $137,500 during the term of the employment agreement and entitles the Executive Vice President to certain fringe benefits, including automobile maintenance, disability insurance, medical benefits and life insurance coverage. The Executive Vice President has agreed that during the term of his agreement and for 6 months thereafter (unless the agreement is terminated without cause), he will be subject to non-competition provisions. Upon termination of employment without cause, the Executive Vice President will be entitled to a lump sum payment of $50,000 multiplied by the number of years of his employment by the Company

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (E) Effective September 12, 1996, the Company entered into Employment Agreement with the Secretary of the Company. The form of the Agreement is for five years, at an annual salary of $75,000, plus a monthly car allowance of $750/month.

         NOTE 16 - MAJOR SUPPLIERS

         Free Trade Distributors, Inc. purchased 100% of its cellular telephones and related accessories from four major suppliers and Trade Zone Distributors, Inc. received 100% of its income from two cellular radio suppliers.

         NOTE 17-OPERATING LEASE

         On May 15, 1996, the Company entered into a five year operating lease expiring May 31, 2001 for a 14,000 square foot warehouse and office facility. The Company has an option to renew the lease for a 5 year period at an adjusted annual rent.

         Minimum future rental payments under this non-cancelable operating lease for each of the remaining years are:


        1997................................................. $110,888
        1998.................................................  110,888
        1999.................................................  110,888
        2000.................................................  110,888
        2001.................................................   46,203
                                                              --------
        Total Minimum Future Rental Payments................. $489,755
                                                              ========

         In addition, the Company rents tower space at numerous locations under terms ranging from month to month to 5 years at a minimum annual rental of approximately $200,000. Rent expense for 1996 and 1995 was approximately $232,000 and $64,000 respectively.

         NOTE 18 - AMENDMENT TO CERTIFICATE OF INCORPORATION

         On March 12, 1996, at a meeting of the Company's shareholders a majority of the Company's shareholders voted in favor of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 8,400,000 to 40,000,000.

         NOTE 19 - STOCK OPTION PLAN

         The Company's Board of Directors which adopted a Stock Option Plan (the "Plan") approved by stockholders, under which, options to purchase up to an aggregate of 500,000 shares of Common Stock are available for grants to officers, directors, consultants and key employees of the Company. The Plan provides for the grant of incentive stock options, non-qualified stock options and director's options. The Plan will terminate in 2004, unless sooner terminated by the Board of Directors. As a result of the reverse split the Board of Directors, with stockholders approval, increased the number of shares of Common Stock, after the effective date of the reverse split, which may be subject to options granted under the Plan from 100,000 to 300,000. On July 10, 1995 the Company issued 20,000 options to a director of the Company at a price of $3.80, 5,000 of these options were exercisable immediately, 5,000 on July 10, 1996, 5,000 on July 10, 1997 and 5,000 on July 10,1998 and expire on July
10, 2,000. The fair value of the stock was less than the option price therefore no compensation expense was recognized in 1995. No shares have been excised under the plan.

         NOTE 20-PENDING LITIGATION

        (A) On March 4, 1996 the Company commenced an action entitled Electronics Communications Corp. as Plaintiff against Toshiba America Consumer Products, Inc. ("Toshiba") and Audiovox Corporation, case number 96 Civ. 1565 in United States District Court, Southern District of New York. The complaint asserts claims for antitrust, breach of

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contract, tortious interference with contract and tortious interference with prospective economic advantage and business relations. The complaint seeks damages in excess of $5,000,000. This action was commenced because the Company expended significant monies and resources including the issuance of 200,000 shares of the Company's Common Stock to a consultant in anticipation of South American cellular telephone program which the Company was to undertake exclusively on behalf of Toshiba. Immediately prior to the commencement of the program, Toshiba discontinued manufacturing the line of cellular telephones that the program was designed to offer. This unilateral decision has caused significant damages to the Company. The defendants, Toshiba and Audiovox, moved to dismiss the case, claiming that the Company had not pled a cognizable antitrust cause of action, and that the remaining claims should be dismissed for lack of supplemental jurisdiction. On August 12, 1996 the Court ruled in favor of the motion of defendants Toshiba and Audiovox and the cause was dismissed on such date. The Company has appealed the Court's ruling and settlement negotiations are ongoing. If an adequate settlement cannot be reached, the Company will vigorously prosecute this claim.

         (B) In addition, a supplier has made a claim against the Company for approximately $400,000 with respect to goods sold and delivered to the Company. The Company believes it has substantial counterclaims to this action. Negotiations with respect to a non-judicial resolution will be commencing, however, no assurance can be provided that such negotiations will be successfully accomplished.

         NOTE 21-BUSINESS PLAN AND LIQUIDITY

         The Company's financial statements for the year ended December 31, 1996 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred net losses of $5,664,054, and $2,628,959 for the years ended December 31, 1996 and 1995. The Company has a working capital deficiency of $3,956,977 at December 31, 1996. Management recognizes that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources. Management's plans include consideration of the sale of additional equity securities under appropriate market conditions, alliances with entities interested in and resources to support the Company's operation or other business transactions which would generate sufficient resources to assume continuation of the Company's operations.

         The Company has retained investment banking counsel to advise it on the possible sale of equity securities as well as to introduce and assist in the evaluation of potential merger and partnering opportunities. The Company also has retained independent consultants to assist it to identify other entities interested in its business. Management expects that these efforts will result in the introduction of other parties with interests and resources which may be compatible with that of the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing or enter into such business alliance, management will be required to sharply curtail the Company's operations.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NOTE 22-PRO FORMA INFORMATION

         The following unaudited pro forma combined results of operations for the year ended December 31, 1996 accounts for the acquisition described in Note 2G as if it had occurred on January 1, 1996.

               UNAUDITED PRO FORMA COMBINED RESULTS OF OPERATIONS

                                                      YEAR ENDED
                                                     DECEMBER 31,
                                                         1996
                                                         ----
        Sales.......................................  $8,492,801
        Net Loss.................................... ($5,815,046)
        Net Loss Per Common Share...................      $(1.09)

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None

                           PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT.

   Set forth below are the names and ages of and the positions and offices held by each of the directors and executive officers of the Company.

NAME                          AGE            POSITIONS AND OFFICES
----                          ---       PRESENTLY HELD WITH THE COMPANY
                                        -------------------------------
William S. Taylor...........  36      CEO, President and Chairman of the Board
Les Winder..................  43      Vice President, Treasurer and Director
Brenda Taylor...............  57      Secretary and Director
Mal Gurian..................  70      Director
Robert DePalo...............  42      Director
Ira J. Tabankin.............  48      Director

         A director is elected to hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified. Vacancies on the Board of Directors may be filled by the remaining directors until the next annual meeting of stockholders. The last annual meeting of stockholders was held on November 7, 1996, at which each of the above directors was elected to serve until his or her successor, if any, is elected and takes office. (For a discussion of the votes cast for the approval of each of the foregoing directors, see "Item 3." above.)

         Mr. Taylor was appointed the President and Chief Executive Officer and was elected Chairman of the Board of the Company in February 1994. Mr. Taylor is a co-founder of Trade Zone and Free Trade and has been an executive officer of each since 1992 and was appointed the President of these companies in 1993. Mr. Taylor was President and founder of Cellcom Telephone Company and served as its President from 1984-1992. Cellcom Corp., the parent of Cellcom Telephone Company, filed for protection under Chapter 11 of the United States Bankruptcy Code in April 1992. On October 7, 1993, Cellcom Corp.'s modified and consolidated plan of reorganization was confirmed and as of the date hereof has been substantially consummated with the meaning of Section 1101 (2) of the Bankruptcy Code. Mr. Taylor remains a director and secretary of Cellcom Corp. Mr. Taylor is a member of the Radio Club of America, one of the oldest and most prestigious communication organization in the United States. Mr. Taylor is a frequent speaker in the cellular communications industry and has been the recipient of numerous industry awards.

         Mr. Winder was appointed Vice President and Treasurer of the Company in February 1994, in connection with the acquisition of Free Trade and Trade Zone. Mr. Winder has been engaged in the cellular telephone industry since its inception in the early 1980's. From 1983-1992 he co-founded and was Vice President of EMA, Inc. and Jersey Cellular Systems, Inc. Both of which companies were engaged in cellular sales and marketing. During the same period Mr. Winder was General Partner of Eastern Marketing Associates, which acted as sales and marketing consultants to many large cellular equipment manufacturers. Mr. Winder is a member of the Radio Club of America.

         Mrs. Taylor, mother of William S. Taylor, was appointed Secretary and elected Director of the Company in February 1994. Mrs. Taylor is a co-founder of Trade Zone and Free Trade and has been an executive officers of each since their inception. From 1984-1991, Mrs. Taylor was Secretary and office manager of Cellcom Telephone Company. See Mr. Taylor's biography for information concerning the bankruptcy proceeding of Cellcom Corp., the parent of Cellcom Telephone Company.

         Mr. Gurian was elected a Director of the Company in March 1995. From January 1993 to the present, Mr. Gurian has been Chairman of the Board and CEO of Authentix Network, Inc., and is one of the pioneers of the Personal Communications Industry. He began his career as the Vice President of Radio Telephone Corporation in 1960. He then became Senior Vice President of Aerotron Inc., a Siemans Company. In 1980, three years before the launch of the first commercial cellular service in the U.S., Mr. Gurian was recruited by OKI Electric Industries Company of Japan to start and build OKI Telecom, the companies Cellular Telephone Division. While President and member of the Board of Directors of OKI Telecom's Cellular Telephone Division, the worlds first manufacturer of a cellular telephone, Mal Gurian was responsible for OKI receiving the first FCC type certification for a cellular telephone. Following the divestiture of AT&T, Mr. Gurian was instrumental in negotiating for OKI the only private label contracts with the seven Regional Bell Operating Companies. Under Mr. Gurian's leadership, OKI Telecom quickly became the premier provider of cellular phones to the U.S market. Also under Mr. Gurian's leadership, the company successfully introduced and marketed several new products, including the first briefcase portable cellular telephone, the OKI/Chrysler "Visor Phone" and OKI's credit card "Swipe" Telephone. After leaving OKI, Mr. Gurian served as President of Cartell, Inc. in Detroit and Cellcom Cellular Corporation in New Jersey until late 1991. Mr. Gurian became Chief Executive Officer and a Director of Universal Cellular Corporation in early 1992. He became Chairman of the Board and Chief Executive Officer of GlobalLink Communications, Inc. in January 1993 and remains in this position currently. He has developed strong relationships with all major cellular carriers and is frequently consulted by key industry leaders in important issues affecting the industry. Mr. Gurian serves as a moderator and speaker in numerous industry conventions and forums. Mr. Gurian has served as an advisor to many major companies including OKI, Sony, TRW and the Communications Division of Murata as a corporate and strategic consultant. He has been chosen to serve as an Arbitrator for the American Arbitration Association and is on the Advisory Board of Sims Communications, Inc. in Delray Beach, Florida. Mr. Gurian
                                64
is a recipient of the "Sarnoff Citation" from the Radio Club of America in addition to the "Special Service Award" and the "Fred Link Mobile Award." He also received the "Chairman's Award," the highest recognition bestowed by the National Association of Business and Educational Radio (NABER), in Washington, D.C. and has served as a Director of that organization. He is currently a Fellow and President Emeritus of the Radio Club of America amd has been a Director from 1977 to 1980, Vice President from 1980 to 1992, Executive Vice President in 1993 and President in 1994. Mr. Gurian is a 1995 recipient of an honorary degree of the Popov Scientific Society from the St. Petersburg Electrotechnical University in St. Petersburg, Russia. He is veteran of World War II having served in the U.S. Marine Corps where he participated in seven major South Pacific Campaigns; and he is listed In Marquis "Who's Who in America" and Who's Who in the World."

         Mr. DePalo was elected a Director of the Company in November 1995. Mr. DePalo has been, in excess of the last 5 years, a private investment banker and sole shareholder of Bayside Federal Equities, a private investment banking and consulting firm. Mr. DePalo graduated New York University with a B.S. in Accounting and received his M.B.A. in Management from Mercy-L. I. U. College.

         Mr. Tabankin was elected a Director of the Company in September 1995. From 1994 to the present, Mr. Tabankin has been President of 4 Sight L.C., a computer software development joint venture between 4 Sight International and CE Software. From 1991 to 1994, Mr. Tabankin was the General Manager of Robert Bosch Corporation, responsible for the start up of that corporation's cellular telephone products division. From 1987 to 1991, Mr. Tabankin was the Group Vice President of Novatel Communication. At Novatel Communications, Mr. Tabankin's responsibilities included the strategic planning, product development, multi-site manufacturing, sales and marketing of Novatel's cellular telephone products division.

         Matt Edwards, an Advisory Board Member, is one of the earliest pioneers of PCS, twice chosen (1990 and 1991) by RCR Magazine as one of ten industry "Movers and Shakers" (along with Craig McCaw, Congressman Dingell, FCC Chairman Al Sikes and Motorola Chairman George Fisher) and recognized by FCC Chairman Sikes as instrumental in forming the PCS industry. Mr. Edwards has been vice chairman of the Personal Communications Industry Association's ("PCIA") Engineering Standards Committee establishing PCS standards for the U.S., and as founder and president of Cellular 21, Inc. and Advanced Cordless Technologies, Inc. (which purchased Cellular 21), filed the first experimental license applications for PCS. In 1983, Mr. Edwards formed Nationwide Cellular Service, Inc., which became the nation's largest cellular reseller. In 1986, Mr. Edwards sold his interest in this company. Nationwide is now a part of MCI. In 1993, Mr. Edwards co-founded Mariga Communications Corp. (wholly-owned by Novocomm, Inc.), a company providing paging, SMR and FM broadcasting in Russia, Ukraine and Crimea, and today acts as a technical consultant.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning all remuneration paid by the Company to the Company's executive officers and all executive officers as a group for the year ended December 31, 1996:

------------------------------------------------------------------------------------------------------------------------------------
                                                Annual Compensation               Long Term Compensation
                                      ------------------------------------  ----------------------------------
                                                                                    Awards           Payouts
                                                                            ---------------------   ----------
                                                                 Other      Restricted
                                                                 Annual      stock                   LTIP         All other
Name and Principal Position   Year   Salary ($)     Bonus($)   compensation  award(s)    Options/    payouts     compensation
                                        (1)            (2)        ($) (3)      ($)       SARs (#)      ($)           ($)
------------------------------------------------------------------------------------------------------------------------------------
William S. Taylor*           1996      $150,000         --      $4,065.15       --          --          --       (4)(5)(6)
President, CEO and           1995      $166,641    $67,500      $6,132.43       --          --          --          (5)
Chairman of the Board (7)    1994       $83,212    $50,000         $3,800       --          --          --          (5)

Les Winder*                  1996      $137,500         --      $2,224.50       --          --          --       (4)(5)(6)
Executive Vice President     1995      $117,245    $42,500      $2,777.65       --          --          --          (5)
and Treasurer, Director (8)  1994       $70,786    $50,000      $2,275.00       --          --          --          (5)

Brenda Taylor                1996       $75,000         --      $1,557.21       --          --          --       (4)(5)(6)
Secretary and Director       1995       $38,278         --        $778.61       --          --          --          (5)
                             1994       $36,173         --          -0-         --          --          --          (5)

Robert DePalo                1996       $75,000         --                      --          --          --       (4)(5)(6)
Director, Finance            1995         -0-           --                      --          --          --          (5)
                             1994         -0-           --                      --          --          --          (5)

(1) As at September 12, 1996, the Board approved a 20% increase in the annual compensation of Messrs. Taylor and Winder, effective December 1, 1996. Messrs. Taylor and Winder have agreed to defer such increases, subject to accrual, until the Company's cash flow improves.

(2) The payment of bonuses to Messrs Taylor and Winder for 1994 and 1995 was deferred until the cash flow of the Company improves, as determined by Management of the Company. No payments on account of these bonuses have been made as at the date of this report.

(3) Messrs Taylor and Winder & Mrs. Taylor are also entitled to certain fringe benefits under their employment agreements, including the lease and maintenance of an automobile, disability insurance, medical benefits and life insurance coverage. The amount listed in this column reflects the aggregate value of such fringe benefits on an annual basis.

(4) On June 3, 1996, subject to certain conditions, the Board of Directors of the Company authorized the issuance to officers and directors of the Company of an aggregate of 2,300,000 Class A Warrants, exercisable and convertible upon the purchase of Common Stock, at a transfer price of $5.00 per share, as compensation for certain loans and guarantees made by Brenda Taylor and Messrs. Taylor, Winder and DePalo. Ms. Taylor and Mr. DePalo were each issued 500,000 A Warrants. Mr. Taylor and Mr. Winder were each issued 650,000 A Warrants. The Company reserved 2,300,000 Common Shares for issuance upon the exercise of such A Warrants. This grant was part of an overall plan and agreement to compensate such persons for providing certain personal guarantees and for posting cash collateral to facilitate loans by the Company to fund its bid deposits required to make the Company eligible for the FCC's PCS licenses auction, and but for which guarantees, the Company could not have secured adequate financing. These compensation arrangements included the right to purchase up to six (6) shares of PCN stock for $1,000 per share by each of Messrs. Taylor, Winder and DePalo and Mrs. Taylor, for an aggregate of 24% of the stock of PCN. The closing of the grant of the Class A Warrants and the purchase and delivery of the PCN stock was conditioned on the actual grant of the Company's PCS Licenses and the delivery and acceptance of the Company's FCC Notes and related Security Agreements by the FCC, substantially accomplished, or to be accomplished, prior to the end of December, 1996, and was scheduled to occur forty-five (45) days after the later to addition, the exercise of the Class A Warrants was further conditioned on the requirement that each of the recipients continue their employment with the Company through May 31, 1996, and that they continue to be employed by the Company on the date of exercise and conversion of the Warrants.

(5) On November 22, 1994, the Board of Directors of the Company authorized the sale to Officers, Directors, principal shareholders and consultants of the company of an aggregate of 1,000,000 B Warrants to purchase 1,000,000 shares of common Stock at $5.00 per share. The price per B Warrant is $.10. As of the date of this Prospectus, 990,000 B Warrants were issued. On January


      20, 1995, the Company agreed to reduce the exercise price of an aggregate 300,000 B Warrants owned by William S. Taylor (150,000), Brenda Taylor (75,000) and Stewart Taylor (75,000), from $5.00 to $2.50. On the effective date of this reduction the bid price of the Company's Common Stock was $2.00. In addition, the exercise period of these 300,000 B Warrants was changed so that they did not become exercisable until February 1, 1996, and expire on the fourth anniversary of the Effective Date. In exchange, the Company received certain financial guarantees and extensions of certain loans due by the Company to William S. Taylor and Stewart Taylor. On November 16, 1995, William S. Taylor, Brenda Taylor, Stewart Taylor and Les Winder each sold for $.10 per B Warrant, 33,250 B Warrants or an aggregate of 133,000 B Warrants to Mr.
      Joseph Albanese, who is a 49% owner of the Company's subsidiary, TCI.
      On November 16, 1995, William S. Taylor, Brenda Taylor and Stewart
      Taylor each sold, for $.10 per B Warrant, 50,000 B Warrants or an aggregate of 150,000 B Warrants to Gary Holman. On November 16, 1995, Les Winder sold, for $.10 per B Warrant, 50,000 B Warrants to Deborah Lavana (40,000) and Merritt Fine (5,000) and Pauline Eskovitz (5,000).
      On November 20, 1995, the Board of Directors authorized an amendment to the Warrant Agreement between the Company and American Stock Transfer and Trust Company (the Company's Warrant Agent) to provide for the consolidation of B Warrants having the same economic terms as outstanding A Warrants and to permit the holders of such B
      Warrants to hold A Warrants. Accordingly, as of the date hereof, there are 300,000 B Warrants remaining outstanding.

(6) On July 23, 1996, the Board of Directors of the Company, at a Special Meeting of the Board of Directors, authorized the issuance of an aggregate of 4,000,000 Series B Preferred Shares of the Company to Brenda Taylor (1,000,000) and Messrs. Taylor (1,000,000), Winder (1,000,000) and DePalo (1,000,000) in return for their personal guarantees of approximately $3,000,000 of the Company's Subordinated Convertible Debentures. Each share of the Series B Preferred Stock is valued at $1.50 per share and convertible into 1.50 shares of Common Stock. The Series B Preferred Shares are payable by a three year Promissory Note bearing interest at the rate of 7% per annum, with interest accruing, but not payable until the securities are sold. The Promissory Notes are immediately extended for additional one-year terms. The Series B Preferred Shares are fully paid and non-assessable. The Promissory Notes are non-recourse, but are collateralized by a Pledge of the Stock.

      These Series B Preferred Shares are subject to a three (3) year vesting period pursuant to which 1/3 of the shares will vest immediately, and thereafter, on July 23, 1997, if Brenda Taylor and Messrs. Taylor, Winder and DePalo are still employed by or a director of the Company, an additional one-third shall vest and thereafter on July 23, 1998, if the aforementioned individuals are still employed by or a director of the Company at such time, the balance shall vest.

      On July 23, 1996, the Company reserved 6,000,000 common shares for issuance upon the conversion of these Series B Preferred Shares.

      On October 17, 1996, at the Annual Meeting of Shareholders, shareholders voting in person and by proxy, voted to approve "Proposal No. 3" described in the Company's Notice of Annual Meeting and Proxy Statement, which ratified this action by the Board of Directors.

(7) Effective December 1, 1994, the Company entered into an employment agreement with Mr. Taylor for a term of five years. In October, 1996 this Agreement was modified to provide for an option for an additional three years, with annual one-year renewals thereafter, exercisable in the sole discretion of Mr. Taylor. The agreement provides for annual compensation of $150,000 during the term of the employment agreement and entitles Mr. Taylor to certain fringe benefits, including an automobile and maintenance, disability insurance, medical benefits and life insurance coverage. Mr. Taylor has agreed that during the term of his agreement and for 12 months thereafter (unless the agreement is terminated without cause), he will be subject to non-competition provisions. Upon termination of employment without cause, Mr. Taylor will be entitled to a lump sum payment of $75,000 times the number of years of his employment by the Company.

(8) On May 17, 1995, the Company entered into an employment agreement with Mr. Les Winder, which agreement was also amended on October 1, 1996. The term of the agreement is for five years with an option for an additional three year terms, renewable annually thereafter at the option of Mr. Winder. The agreement provides for annual compensation of $137,500 during the term of the employment agreement and entitles Mr. Winder to certain fringe benefits, including an automobile (leasing and insuring), disability insurance, medical benefits and life insurance coverage. Mr. Winder has agreed that during the term of his agreement and for 6 months thereafter (unless the agreement is terminated without cause), he will be subject to non-competition provisions. Upon termination of employment without cause, Mr. Winder will be entitled to a lump sum payment of 50,000 times the number of years of his employment by the Company.



Stock Option Plan

         On September 27, 1994, the Board of Directors of the Company adopted a Stock Option Plan (the "Plan"), under which options to purchase up to an aggregate of 500,000 shares of Common Stock are available for grants to officers, directors, consultants and key employees of the Company. The Plan provides for the grant of incentive stock options, non-qualified stock options and Directors' options. The plan will terminate in 2004, unless sooner terminated by the Board of Directors. The

Plan was amended by the Board of Directors on November 22, 1994, and approved by shareholders, to increase the number of shares as to which options may be granted from 100,000 to 300,000. The Plan permits the granting of awards to employees, directors and consultants of the Company stock options. Stock options granted under the Plan may be "incentive stock options," meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options which do not meet the requirements of Section 422. The Plan, as currently amended, provides that 500,000 shares of Common Stock will be reserved for issuance pursuant to awards granted under the Plan. As of September 30, 1996, the following stock options had been issued to officers, directors and employees:

         On July 10, 1995, the Company issued 20,000 options to Mal Gurian, Director, at a price of $3.80 per share. 5,000 of these options were exercisable immediately, 5,000 were exercisable on each of July 10, 1996, 1997 and 1998. The options will expire if not previously exercised on July 10, 2000. The fair value of the stock was less than the option price. Therefore, no compensation expense was recognized in 1995.

         On June 3, 1996, the Company issued an additional 50,000 options to Mal Gurian and issued 10,000 options to Ira Tabankin, also a Director of the Company, at a price of $1.80 per share, representing 80% of the then current bid price of the Company's Common Stock as reported by NASDAQ. Twenty-five (25%) percent of the grant (12,500 shares and 2,500 shares, respectively) were exercisable immediately, and twenty-five (25%) percent will be exercisable on each of June 3, 1997, 1998 and 1999. The options will expire if not previously exercised on or before June 3, 2001.

         The Plan will be administered by a committee to be appointed by the Board of Directors. The Plan gives broad powers to the committee to administer and interpret the Plan, including the authority to select the individuals to be granted options, and to prescribe the particular form and conditions of each option granted.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         The following table sets forth as of March 21, 1997, the beneficial ownership of the outstanding shares of the Common Stock of the Company owned of record and beneficially by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, as well as beneficial ownership of the outstanding Shares of the Common Stock of the Company by each of its directors and its directors and officers as a group:

NAME AND ADDRESS OF              NUMBER OF SHARES              PERCENTAGE OF
BENEFICIAL OWNER                  OF COMMON STOCK               CLASS(1)(8)
----------------                BENEFICIALLY OWNED(9)           -----------
                                ---------------------
William S. Taylor.............       2,676,750(2)                  10.95%
10 Plog Road
Fairfield, NJ  07004
Pres., CEO, Director

Les Winder....................       2,066,750(3)                   8.45%
10 Plog Road
Fairfield, NJ  07004
V.P., Director

Brenda Taylor.................       2,323,500(4)                    9.5%
10 Plog Road
Fairfield, NJ  07004
Sect., Director

Mal Gurian....................         120,000(5)                     .5%
14 Old Farmstead Road
Chester, NJ  07930
Director

Ira J. Tabankin...............          30,000(6)                   .125%
1851 N.W. 150th Court
Clive, IA  50325
Director

Robert DePalo.................       1,975,000(7)                    8.0%
10 Plog Road
Fairfield, NJ  07004
Director

All Officers and Directors as a      9,192,000(8)                   37.6%
group (6 persons)

------------------------
(1) There were 12,195,515 shares of Common Stock outstanding as of December 31, 1996; 6,260,000 Class A Warrants convertible into a like number of shares of Common Stock, and 4,000,000 shares of Series B Preferred Non-Voting Convertible Stock, convertible into 6,000,000 shares of Common Stock, representing a total issuance of 29,949,174 shares on a fully diluted basis.

(2) Includes 886,750 shares of Common Stock issuable upon exercise of the A Warrants, and 1,500,000 shares of Common Stock issuable upon the conversion of Series B Preferred Shares.

(3) Includes 516,750 shares of Common Stock issuable upon the exercise of the A Warrants and 1,500,000 shares of Common Stock issuable upon the conversion of Series B Preferred Shares.

(4) Includes 70,000 shares owned by Stewart Taylor, father of William S. Taylor and husband of Brenda Taylor, an aggregate of 633,500 (116,750 held by Stewart Taylor and 516,750 held by Brenda Taylor) shares of Common Stock issuable upon exercise of A Warrants, and 1,500,000 shares of Common Stock issuable upon the conversion of Series B Preferred Shares.

(5) Includes 70,000 shares of Common Stock issuable upon the exercise of stock options, and 50,000 shares of Common Stock purchased by promissory note on June 3, 1996.

(6) Includes 10,000 shares of Common Stock issuable upon exercise of stock options and 20,000 shares of Common Stock purchased by promissory note on June 3, 1996.
                                69

(7) Includes 400,000 shares of Common Stock issuable upon the exercise of A Warrants and 1,500,0000 shares of Common Stock issuable upon conversion of Series B Preferred Shares.

(8) Includes an aggregate of 8,587,000 shares of Common Stock issuable upon the exercise of warrants and options and the conversion of Series B Preferred Stock owned by Officers and Directors.

(9) Without adjustment of Common Stock and A Warrants which will result from the Private Offering, commenced on December 6, 1996, but not yet closed. (See Item "12" for dilution related to that Offering.)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the Company's fiscal year, 1995, William S. Taylor loaned the Company an aggregate of $263,778. As of December 31, 1995, the outstanding amount due to Mr. Taylor was $111,069 with interest at 10%. In addition, Mr. Taylor pledged 210,000 shares of the Company's Common Stock owned by him as additional security for a loan with a bank, and personally guaranteed the Company's obligations ($1,150,000) due to the bank.

         In November 1995, Mr. Robert DePalo, a director of the Company, and Mr. Winder also personally guaranteed the same bank indebtedness for $1,150,000.

         In December, 1994, the Company sold for $.10 each an aggregate of 990,000 B Warrants to purchase an equal number of shares of Common Stock at a price of $5.00 per share to William S. Taylor (470,000), Les Winder (100,000), Brenda Taylor (200,000), Stewart Taylor (200,000) and Fawn Taylor McCauley (20,000). The Warrants are exercisable immediately and expire on the fourth anniversary of the Effective Date. In payment, the Company received promissory notes to the Company aggregating $99,000. The notes bear interest at the rate of 8% per annum and are due the earlier of the date of exercise of the B Warrants or December 1, 1996. On November 28, 1996, the Company extended the due date on these notes to December 31, 1997. On January 20, 1995, the Company agreed to reduce from $5.00 to $2.50 the price of 300,000 B warrants (150,000 owned by William S. Taylor and 75,000 each owned by Brenda and Stewart Taylor) and amend the exercise period so that these 300,000 B Warrants are not exercisable until February 1, 1996. In exchange, the Company received certain financial guarantees and extensions of certain loans due by the Company to William S. Taylor and Stewart Taylor. On November 17, 1995, the Board of Directors voted to convert 690,000 of these B Warrants to Class A Warrants having substantially identical rights and privileges.

         The operations of the Company's subsidiaries since inception in 1991 to date have been funded principally from cash flow from operations, capital investments and loans from Officers, Directors, principal stockholders and third parties. Although the Officers and Directors of the Company have provided the financial accommodations to the Company in the past, there can be no assurance that they will continue to do so in the future. In October, 1996, Mr. Taylor and Mr. Winder loaned the Company $40,000 and $22,000, respectively. In addition the Company has a $100,000 revolving credit line with a bank. This loan is personally guaranteed by the Company's President and a cross corporate guaranty of Free Trade and secured by the Company's inventory. As of September 30, 1996, there was an outstanding balance under this loan of $55,000 with interest payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate.
As of September 30, 1996, the interest rate was 10.5%. This loan is due and payable on April 17, 1999.

         On October 6, 1995, the Company entered into a lending agreement with a bank. In that connection, the Company obtained a credit line to borrow up to $700,000, at an interest rate of 3/4% above the bank's base loan rate. As of September 30, 1996, the interest rate was 9.5%. The Company deposited a $700,000 three month certificate of deposit as collateral for such loan. The
                                  70
certificate of deposit earns 5% interest. The loan is also secured by certain Officers' personal guarantees (William S. Taylor and Les Winder), 245,000 shares of their stock, and all of the assets of the Company. The note is a ninety (90) day note which becomes due and payable on October 6, 1996. The note has been renewed for successive three month terms since January 6, 1996.

         On December 22, 1995, the Company entered into a lending arrangement with the same bank. In connection, the Company borrowed $450,000 at an interest rate of 1% above the bank's base lending rate, payable in ninety (90) days. On September 30, 1996, the interest rate was 9.75%. The Company deposited a $400,000 three month certificate of deposit with the bank as collateral for such loan. The certificate earns 5% interest. The loan is also secured by certain Officers' and Directors' personal guarantees (William S. Taylor, Brenda Taylor, Les Winder and Robert DePalo) and the Company's inventory. There is also a ninety (90) day note which becomes due on December 22, 1996 and has been renewed successively since March, 1996.

         On January 16, 1996, the Company consummated a Private Placement of 69,460 shares of its Common Stock, $.05 par value, at a price of $2.25 per share. The total offering resulted in gross proceeds of $156,217.50. The original projected amount of this offering was $1,000,000, but the offering was terminated by the Company due to a lack of support by the underwriters' group. Each subscriber, in addition to the shares from that offering, received demand registration rights, which required the Company to file a registration statement upon request of 25% or more of the shares sold in the offering at any time during the 18 month period commencing 30 days from the closing date. In March, 1996, the subscribers demanded that the Company file a registration statement covering their shares. At that time, the Company was unable to comply with the registration request due to out-of-date financials. In order to avoid potential litigation, the Company issued an aggregate of 34,715 additional shares to the subscribers, 1/2 share for each share purchased) in full settlement of all claims.

         In light of the fact that the Company did not raise sufficient monies in the January, 1996 Private Placement, and due to significant capital restrictions resulting from substantial deposits with the FCC, and its collateral with its bank, on February 29, 1996, the Company was compelled to borrow $134,000 from an unrelated third-party, Technics in Design & Manufacturing, Inc. ("TDMI"). Interest on this loan is payable at 10% per annum in monthly installments of $1,117 per month. To further induce this loan, and as additional consideration, the Company also issued 800,000 A Warrants to TDMI, with ninety (90) day Registration Rights and "Piggyback" registration rights. The Warrants are exercisable until May 12, 1999, and permit the holder to convert the Warrants and purchase 800,000 shares at $5.00 per share. On the date of the grant of the Warrants, the average bid price of the Company's Common Stock was $2.25.

         At approximately the same time, the Company also experienced a cash shortfall and was unable to post the required deposit to be entitled to bid at the FCC Auction. To assist the Company in obtaining financing to facilitate its bid, William S. Taylor, Les Winder, Brenda Taylor and Robert DePalo guaranteed loans by the Company in the sum of approximately $1,150,000 and posted certain cash collateral (these loans are more particularly described above in connection with the discussion of the Company's bank loans as at October 6, 1995 and December 22, 1995). In consideration for this loan and guarantee accommodation, and the posting of cash collateral, the Board of Directors authorized the purchase of 24 shares by such persons (six (6) shares each) of PCN's sole class of authorized and issued Common Stock and the grant of 2,300,000 Class A Warrants. The purchase of the PCN stock and delivery of the Class A Warrants were subject to certain conditions relating to the grant of the PCS Licenses, and delivery of the FCC Notes and related security agreements by the Company. As a result, the closing of those transactions is not scheduled to occur until in or about mid-February, 1997.

         On March 21, 1996, the Company entered into a letter of intent with an investment banking firm, Bay Tree Associates, pursuant to which the Company was to offer $6,000,000 principal amount of the Company's Subordinated Convertible Debenture (the "Debenture"). The principal amount of the Debenture was to be convertible into shares of the Company's Common Stock at the option of the holder, immediately upon issuance at a price equivalent to 25% discount from the average high closing bid price for five days prior to the conversion, or $1.50, whichever was less. The Debenture was to bear interest at the rate of 5% per annum payable on April 1 of each year commencing April 1, 1997. The Debentures were to be redeemable and callable for conversion under certain circumstances. Due to the failure of the investment banking firm to perform its sales undertakings, the Offering was terminated at $2,990,000 principal amount of Debentures, which were subsequently converted into 5,706,622 shares of the Company's Common Stock. Commodore Funding, Inc. received 1,400,000 Class A Warrants, convertible under certain circumstances at a purchase price of $2.25 per share, as a finder's fee under the terms of the Company's agreement with Bay Tree Associates. Bay Tree was to receive an additional 20,000 Common Stock Purchase Warrants at an exercise price of $2.25 per share, which have not been issued, and the Company does not intend to issue, based on its claim of non-performance by the underwriter. As at the date of this Report, no claim for this consideration has been made by Bay Tree Associates.

         On May 8, 1996, the Company won six PCS licenses. The total winning bids amounted to $26,452,200, after the 25% discount provided to small business which the Company qualifies for, under the terms of the Auction. The Company has deposited $2,645,220 with the FCC which equals 10% of the cost of the licenses.

         Subsequently, on October 7, 1996, the Company entered into an agreement with Emerging Technologies Inc. ("EGT") for consulting, investment banking, financial planning and strategy, and business introduction services, for purposes of, among other things, introducing the Company to various third-party strategic partners. Management believed that it could not have obtained these services and introductions without the assistance of EGT, and believes that EGT, through the unique contacts and resources of its principals, valuable business contacts and resources which could substantially assist the Company in its long and short term goals. Accordingly, in the absence of adequate capital, and unable to negotiate an alternative which management considered as adequate, the Company consented to EGT's demand for the immediate transfer of 10% of PCN's authorized and outstanding common stock, its sole class of stock, although some of the services were prospective in nature.

         TCI was recently formed to engage in the radio paging business. Prior the Company's acquisition of a 51% ownership interest in TCI, TCI had acquired a paging subscriber base, associated paging hardware and a paging carrier agreement with Skytel, a company that provides nationwide paging, voice messaging and related messaging services to subscribers and others. In addition, TCI then owned a 900 megahertz FCC paging license in the Paging Service Area and holds a long-term lease for a paging transmission site. Joseph P. Albanese, Sr., the founder of TCI, arranged for the acquisition of a paging transmission site in West Orange, New Jersey, the proximity of which to certain telephone company switching facilities represented substantial economies of scale if incorporated into the Company's business, and arranged for the purchase of a 2,000 customer base from Skytel. After the Company was unsuccessful, Mr. Albanese was able to consummate a transaction for the purchase of General Communications and Electronics, Inc., at a substantially reduced aggregate compensation than was discussed by the Company in its failed bid to acquire General Communications, and its valuable FCC 900 MHz Paging License.

         To facilitate his efforts to accomplish the acquisition of General Communications, in circumstances where such assets and facilities were of significant benefit to the Company, the Company made certain loans to TCI, and guaranteed certain obligations of TCI, in connection with its acquisition of General Communications, and its General Towers subsidiary, as part of its indirect efforts to acquire General Communications and certain operating assets of TCI. Based on certain written agreements and pledges and the modification of prior agreements and arrangements, Joseph Albanese and the Company may be deemed to have stood as joint venture partners in securing and effecting the purchase and transfer of substantially all of the assets of General Communications and a majority interest in General Towers.

         This arrangement was formalized and subsumed on June 28, 1996, when the Company acquired a 51% interest in TCI, and incorporated TCI infrastructure in the operation of Electrocomm's Paging Network.

         On September 17, 1996, the FCC officially awarded the six PCS licenses to the Company. In connection therewith, the Company entered into six separate Installment Payment Plan Notes ("Plan Notes") with the FCC in the aggregate amount of $23,807,010. Interest only is due commencing December 31, 1996, with the first payment of $479,400.84 and subsequent payments in equal consecutive quarterly installments of $416,622.16 ($1,666,488.64 annually) until September 30, 2002. Commencing December 31, 2002, the Company shall pay principal and interest in equal quarterly installments of $1,718,853.88 ($6,875,415.52 annually) until September 30, 2006 ("Maturity Date").

         The entire unpaid Principal Amount, together with accrued and unpaid interest on the Plan Notes and all remaining obligations thereunder, shall be due and payable on the Maturity Date.

         On September 20, 1996, the Company entered into a loan agreement with the Marrotta Group (the "Lender"), pursuant to which the Company borrowed $500,000. This loan, which was obtained to provide the Company with the ability to meet its additional shortfalls on a further deposit with the FCC, was arranged by Robert DePalo, a director, pursuant to a personal and business relationship with the Marrotta Group, and one or more of its principal shareholders. The loan bears interest at the rate of 10% per annum, and becomes due and payable on or before June 20, 1997; however, the Company may request an automatic three (3) month extension on the due date. As additional consideration for making the loan, the Company agreed to issue to Marrotta 200,000 shares of the Company's Common Stock, and 400,000 Class A Warrants, with Demand and Piggyback Registration rights.

         On September 4, 1996, the Company entered into a Client Service Agreement with Great Deals, Inc. ("Great Deals"). Pursuant to the terms of this agreement, Great Deals was hired as a financial public relations consultant, to promote the Company's business and status to the financial community. The term of the agreement is for two years. In consideration of the services to be performed by Great Deals, the Company issued 2,300,000 shares of the Company's common stock to Great Deals, and registered these shares on an S-8 registration statement.

         On October 9, 1996, the Company entered into a loan with Robert DePalo, a Director of the Company, pursuant to which the Company borrowed $180,000. This loan bears interest at the rate of 10% per annum. The loan is due upon three days written demand. The Company used the proceeds of this loan for general corporate purposes. Mr. DePalo loaned the Company the additional sum of $20,000 on or about March 3, 1997, which loan bears interest at 10% per annum and is payable on demand.

         Each of Messrs. Taylor and Winder and Brenda Taylor have agreed to defer their respective recent increases in salary until the Company's cash flow improves. Additionally, due to cash flow shortfalls, each of Messrs. Taylor, Winder, DePalo and Brenda Taylor, at various times, deferred payment of their salary beginning in November, 1996. Decisions to reinstate such amounts lie within the discretion of such individuals as Management of the Company. (See "Management.")

         Pursuant to the terms of the Private Placement Memorandum (the "Memorandum"), dated December 6, 1996, the Company offered for sale a Maximum of 2,200,000 and a Minimum of 700,000 Units (the "Units"), at a price of $1.50 per Unit (the "Offering"). Each Unit consists of one (1) share of ECC Common Stock, and one and one-half (1 1/2) Class A Warrants, entitling the purchaser, as holder of each full Class A Warrant to purchase one (1) additional share of Common Stock, at $5.00 per share, at any time prior to May 12, 1999, subject to prior redemption by the Company. The conversion price of each Class A Warrant was subsequently reduced to $2.25 per share. The Class A Warrants may be exercised and converted commencing one-hundred and eighty (180) days after the last sale of a Unit pursuant to this Offering (the "Exercise Hold Period"), upon written notice received by the Company from fifty (50%) percent, or more, of the Purchasers of Units who are then holders.

         As at March 21, 1997, the Company had received subscriptions for more than the Minimum, but less than the Maximum Offering. The Offering was to end on January 31, 1997, but has been extended.

         The Offering is being made pursuant to an exemption from the registration requirements of Section "5" of the Securities Act of 1933, as amended (the "Act"), set forth in Rule 506 of Regulation D, promulgated under the Act, only to persons who are "Accredited Investors" as defined in Rule 501(a) of Regulation D. No subscriptions will be accepted from non-U.S. citizens, or from U.S. corporations controlled by non-U.S. citizens or persons.

         Purchasers who are holders of the Units issued in connection with the Offering will also be entitled to certain "Demand" Registration Rights with respect to the Common Stock and Class A Warrants underlying the Units, entitling purchasers, as holders, under certain circumstances, to require the Company to effect the registration of their Common Stock and Class A Warrants under the Act. The Demand Registration Rights shall require the Company to effect a Registration to the extent that a "Notice of Demand Registration" is timely received by the Company from a majority of the holders of the Units at any time from and after the Exercise Hold Period, and extending for a period of five hundred and forty-five (545) days thereafter (approximately eighteen (18) months) (the "Registration Rights Period"). Such Holders shall also be entitled to require the Company to include the shares of Common Stock and Class A Warrants purchased hereunder in any Registration Statement filed by the Company during the Registration Rights Period upon timely delivery to the Company of a "Notice of Election of Piggyback Registration." The "Demand" and "Piggyback" Registration Rights are subject to the prior redemption of the Class A Warrants by the Company on twenty-five (25) days prior written notice to the record owners of the Units, which may be given at any time that the Company's Common Stock trades at a bid price of $8.00 per share or more for thirty (30) consecutive days up to ten (10) days before the giving of such Notice.

         The following table presents the Company's estimate of its anticipated expenditures, revenue and cash flow and the application of the "Net Offering Proceeds" of the Offering as set forth in the Memorandum, which may vary substantially from actual results. In particular, the below table reflects payments anticipated to be made from the proceeds of the Offering to each of Messrs. Taylor, Winder & DePalo, officers and directors of the Company, in repayment of certain loans (see fn. "3").:

                                         Approximate      Approximate Percentage
                                           Amount1              of Net Proceeds
                                         -----------      ----------------------
Payment of Notes Issued in Payment of
 Deferred Portion of PCS Licenses2....    $1,729,267             58.88%

Purchase of Inventory and Promotional
 Expenses for Paging Services Business    $ 175,0000              5.96%

Advertising Costs for Paging and
 Retail and Wholesale Cellular Business   $   87,500              2.98%

Legal, Accounting, and Filing Fees, and Other
 Costs and Expenses Incident to Offering  $  118,000              4.02%

Working Capital3......................    $  827,233             28.17%
                                          ----------            ------
                         Total            $2,937,000            100.00%
                                          ----------            ------
                                          ----------            ------
(1) Assuming only the Minimum Offering, the Company anticipates receiving $934,500 in gross proceeds, net of commissions to Placement Agents. This would not leave sufficient net proceeds to ensure payment of the next two (2) quarterly payments on account of the FCC Notes; and expenditures for inventory and advertising would not be possible, other than from the cash flow of the Company or another financing or other source.

(2) To pay the quarterly installments due of the FCC Notes for the four quarters ended December 31, 1996, March 31, June 30 and September 30, 1997. The Company's successful bid for the Licenses was $26,452,200. An aggregate of $2,645,220 was deposited with the FCC. The Company issued and delivered to the FCC its promissory notes in the aggregate amount of $23,807,001.00 payable in quarterly interest installments of $416,622.16, for six years, with quarterly principal and interest payments thereafter for the 10 year term of the FCC Notes. The December 31, 1996 installment is approximately fifteen (15%) percent higher than the quarterly installments due for the next six (6) years to cover additional interest payments between the date of license grant of September 17, 1996 and September 30, 1996.

(3) It was contemplated that the Company would retire certain short-term debt to certain third parties who, or which, assisted the Company in meeting deposit requirements imposed by the FCC, or otherwise. Assuming the Maximum Offering, and the Company's ability to restructure or defer certain obligations, working capital shall be applied to retire all or a substantial part of such indebtedness as follows: The Marrotta Group, $500,000; Technics in Design, $110,000; Strategic Marketing Int'l, Inc., $200,000; William S. Taylor, $55,000; Les Winder, $22,000; and Robert DePalo, $110,000. To the extent that there is insufficient working capital, the Company may pay such loans pro rata. Such applications will substantially exhaust Working Capital from this Offering.

         The following table (See corresponding footnotes to table of Security Ownership at Item 11) sets forth, as of April 21, 1996, the number and percentage of shares of Common Stock of the Company, owned of record and beneficially by each officer and director of the Company prior to the Consummation of the Offering, and reflects the dilution which would result if the Offering were closed at the maximum amount offered.

                          Number of Shares    Percentage of    Percentage of
Name and Address of       of Common Stock     Class Before     Class After
Beneficial Owner          Beneficially Owned  Offering         Offering
-------------------       ------------------  -------------    -------------
William S. Taylor......      2,676,750           10.95%            8.94%
10 Plog Road
Fairfield, NJ  07004
Les Winder.............      2,066,750            8.45%             6.9%
10 Plog Road
Fairfield, NJ  07004
Brenda Taylor..........      2,323,500             9.5%            7.76%
10 Plog Road
Fairfield, NJ  07004
Robert DePalo..........      1,975,000             8.0%             6.5%
10 Plog Road
Fairfield, NJ  07004
Mal Gurian.............        120,000              .5%              .4%
14 Old Farmstead Road
Chester, NJ  07930
Ira J. Tabankin........         30,000            .125%              .1%
1851 N.W. 150th Court
Clive, IA  50325

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified by footnote:

OFFICIAL
EXHIBIT                                                          SEQUENTIAL
  NO.                         DESCRIPTION                          PAGE NO.
  ---                         -----------                          --------
  1.3 Form of Financial Consulting Agreement................... Exhibit 1.3(1)
  2.1 Stock Purchase Agreement between the Company and
      shareholders of Free Trade Distributors, Inc. and Trade
      Zone Distributors, Inc. dated February 1, 1994........... Exhibit 2.0(2)
  3.1 Articles of Incorporation................................ Exhibit 3.0(2)

OFFICIAL
EXHIBIT                                                          SEQUENTIAL
  NO.                         DESCRIPTION                          PAGE NO.
  ---                         -----------                          --------
  3.2 Certificate of Amendment to the Certificate of
      Incorporation dated January 31, 1994..................... Exhibit 3.1(2)
  3.3 Certificate of Amendment to the Certificate of
      Incorporation dated April 5, 1994........................ Exhibit 3.2(2)
  3.4 Certificate of Amendment to the Certificate of
      Incorporation dated November 21, 1994.................... Exhibit 3.4(3)
  3.5 Certificate of Designation of Series A Preferred Stock
      dated November 29, 1994.................................. Exhibit 3.5(3)
  3.6 Bylaws of the Registrant................................. Exhibit 3.3(2)
  3.7 Certificate of Amendment to the Certificate of
      Incorporation dated March 13, 1996....................... Exhibit 3.7(4)
  4.1 Form of Common Stock Certificate......................... Exhibit 4.1(1)
  4.2 Form of Warrant Certificate.............................. Exhibit 4.2(1)
  4.3 Form of Warrant Agreement................................ Exhibit 4.3(1)
  4.4 Form of Series B Common Stock Purchase Warrant issued to
      Affiliates............................................... Exhibit 4.3(3)
  4.5 Form of Underwriter's Purchase Option Agreement.......... Exhibit 4.9(1)
 10.1 Lease covering Registrant's offices and warehouse between
      Richards and Robbins Group & Free Trade Distributors, Inc.
      dated May 20, 1994....................................... Exhibit 10.0(2)
 10.2 Authorized Agency Agreement between New York Cellular
      Geographic Service Area, Inc. and Trade Zone Distributors,
      Inc. dated November 1, 1993.............................. Exhibit 10.2(2)
 10.3 Letter amending NYNEX Agreement dated September 1, 1994.. Exhibit 10.3(3)
 10.4 Letter of Intent between Bell Atlantic and Trade
      Distributors, Inc. dated June 1, 1994.................... Exhibit 10.4(3)
 10.5 1994 Stock Option Plan................................... Exhibit 10.9(3)
 10.6 Employment Agreement between Registrant and William S.
      Taylor dated November 15, 1994........................... Exhibit 10.10(3)
 10.7 Bell Atlantic Authorized Agency Agreement for Cellular
      Radio Service for Trade Zone Distributors, Inc. dated
      February 10, 1995........................................ Exhibit 10.13(5)
 10.8 Promissory Note between the Registrant and Metropolitan
      State Bank dated April 18, 1995.......................... Exhibit 10.14(6)
 10.9 Security Agreement between the Registrant and Metropolitan
      State Bank dated April 18, 1995.......................... Exhibit 10.15(6)
10.10 Guaranty between Free Trade Distributors, Inc. and
      Metropolitan State Bank dated April 18, 1995............. Exhibit 10.16(6)
10.11 Guaranty between William S. Taylor and Metropolitan State
      Bank dated April 18, 1995................................ Exhibit 10.17(6)
10.12 Secured Note between the Registrant and Sterling National Bank dated December 22, 1995.................................. Exhibit 10.18(4)
10.13 Hypothecation and Security Agreement between William S.
      Taylor and Sterling National Bank dated November 27, 1995 Exhibit 10.19(4)
10.14 Hypothecation and Security Agreement between Les Winder and Sterling National Bank dated November 27, 1995....... Exhibit 10.20(4)

OFFICIAL
EXHIBIT                                                          SEQUENTIAL
  NO.                         DESCRIPTION                          PAGE NO.
  ---                         -----------                          --------
10.15 General Loan and Security Agreement between the Registrant and Sterling National Bank dated November 27, 1995....... Exhibit 10.21(4)
10.16 Guaranty between William S. Taylor and Sterling National
      Bank dated November 22, 1995............................. Exhibit 10.22(4)
10.17 Guaranty between Les Winder and Sterling National Bank dated
      November 22, 1995........................................ Exhibit 10.23(4)
10.18 Guaranty between Robert DePalo and Sterling National Bank dated November 22, 1996.................................. Exhibit 10.24(4)
10.19 Loan Agreement between the Registrant and Technics In
      Design & Manufacturing, Inc. dated February 29, 1996..... Exhibit 10.25(4)
10.20 Promissory Note between the Registrant and Technics In
      Design & Manufacturing, Inc. dated February 29, 1996..... Exhibit 10.26(4)
10.21 Form of Employment Agreement between the Registrant and
      Les Winder............................................... Exhibit 10.27(4)
10.22 Form of Extension Agreement between the Registrant and Les
      Winder................................................... Exhibit 10.28(4)
11    Statement re: Computation of per share earnings (see Notes to Consolidated Financial Statement).....................
21    Subsidiaries of Registrant............................... Exhibit 21(1)
  4.2 Form of Warrant Certificate.............................. (1)
  4.3 Form of Warrant Agreement................................ (2)
  4.4 Amendment to Warrant Agreement........................... (4)
  5.1 Opinion of Sommer & Schneider, LLP including consent..... (3)
 23.1 Consent of Stetz, Belgiovine CPAs, P.C................... (4)
 23.2 Consent of Sommer & Scheider, LLP (included in
      Exhibit 5.1)............................................. (3)
 24   Power of Attorney........................................ (5)
 99.1 Loan Agreement between the Company and Strategic
      Marketing, Int'l Inc. dated October 21, 1996............. (6)
 99.2 Loan Agreement between the Company and Marrotta Group dated
      September 20, 1996....................................... (6)

---------------------
(1) Incorporated by reference to Registration Statement on Form SB-2 (File No. 33-89336)

(2) Incorporated by reference to Registration Statement on Form 10-SB (File No. 0-24486)

(3) Incorporated by reference to Amendment No. 2 to Registration Statement on Form 10-SB (File No. 0-24486)

(4)   Incorporated by reference to Annual Report on Form 10-KSB (File No.
      0-24486)

(5) Incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-89336)

(6) Incorporated by reference to Amendment No. 2 to Registration Statement on Form SB-2 (File No. 33-89336)

(7) Incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-89336).

(8) Incorporated by reference to initial Registration Statement on Form SB-2 (File No. 33-89336).

(9) Filed as part of Amendment No. 2 to Registration Statement on Form S-3 (File No. 333-4778).

(10) Filed as part of Amendment No. 4 to Registration Statement on Form S-3 (File No. 333-4778).

(11) Filed as part of the initial filing of Registration Statement on Form S-3 (File No. 333-4778).

(12) Filed as part of Amendment No. 3 to Registration Statement on Form S-3 (File No. 333-4778).

         (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: March 27, 1997

                                               Electronics Communications Corp.


                                               By:s/---------------------
                                                    William S. Taylor
                                                    Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

      SIGNATURE                    CAPACITY                       DATE
      ---------                    --------                       ----

s/---------------    Chairman of the Board, Chief Executive     March 27, 1997
William S. Taylor    Officer, President (Principal Executive
                     and Financial Officer)

s/---------------    Executive Vice President, Treasurer and    March 27, 1997
Les Winder           Director

s/---------------    Director and Secretary                     March 27, 1997
Brenda Taylor

s/---------------    Controller                                 March 27, 1997
Andrew A. Miller

s/---------------    Director                                   March 27, 1997
Mal Gurian

s/---------------    Director                                   March 27, 1997
Robert DePalo

s/---------------    Director                                   March 27, 1997
Ira J. Tabankin