Form 10QSB
period 1997-03-31
ELECTRONICS COMMUNICATIONS CORP
filed 1997-05-20
CIK 926366

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                               ------------------------


                                     FORM 10-QSB


                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1997          Commission File No. 1-13764



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

               Yes  [  X  ]       No  [    ]



As of May 16, 1997, there were 14,097,515 shares of Common Stock, $.05 par value issued and outstanding.

               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                MARCH 31,       DECEMBER 31,
                                                                   1997             1996
                                                              --------------  ---------------
                                                                (UNAUDITED)
CURRENT ASSETS
  Cash......................................................   $     48,620    $     179,188
  Accounts Receivable
   (Net of $504,000 Allowance for Doubtful
   Accounts at March 31, 1997 and $574,910 at December 31,
   1996.)...................................................        685,709          676,797
  Inventories...............................................        256,698          187,953
  Loan Receivable...........................................        114,560          114,560
  Proposed Service Contract.................................      1,027,911        1,205,137
  Prepaid Expenses..........................................          6,158           12,162
                                                              --------------  ---------------
                     TOTAL CURRENT ASSETS...................      2,139,656        2,375,797
                                                              --------------  ---------------
PROPERTY AND EQUIPMENT
  Property and Equipment....................................      2,794,870        2,754,910
  Accumulated Depreciation..................................       (778,502)        (634,314)
                                                              --------------  ---------------
          NET PROPERTY AND EQUIPMENT........................      2,016,368        2,120,596
                                                              --------------  ---------------
OTHER ASSETS
  PCS Licenses..............................................     26,452,200       26,452,200
  Deferred Interest.........................................        910,023          479,401
  Loan Origination Fees.....................................        287,876          808,287
  Paging Carrier Agreement..................................        962,835          980,022
  Deferred Private Placements Costs.........................        347,971          237,243
  Deferred License Costs....................................        366,650          335,932
  Security Deposits and Other Assets........................        126,945          160,795
  Goodwill..................................................         63,459           66,202
  Deferred Registration Costs...............................         84,176           84,176
  Deferred PCS Costs........................................         19,050         --
                                                              --------------  ---------------
                     TOTAL OTHER ASSETS.....................     29,623,185       29,604,258
                                                              --------------  ---------------
                           TOTAL ASSETS.....................   $ 33,779,209   $   34,100,651
                                                              --------------  ---------------
                                                              --------------  ---------------


                       See Notes to Consolidated Financial Statements.

               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  MARCH 31,       DECEMBER 31,
                                                                     1997             1996
                                                              --------------  ---------------
                                                                (UNAUDITED)
CURRENT LIABILITIES
  Accounts Payable..........................................   $  1,971,849    $   1,956,329
  Notes Payable--Other......................................        941,949        1,081,538
  Notes Payable--Bank.......................................         95,000           95,000
  Notes Payable--Stockholders...............................         92,215          181,677
  Current Portion of Obligations Under Capital Leases.......        234,885          234,885
  Current Portion of Long Term Debt.........................          8,793            8,793
  Private Placement Advance.................................      1,628,254          500,000
  Accrued Expenses..........................................      1,002,617          552,005
  Accrued Interest..........................................        607,429          493,401
  Customer Deposits.........................................         23,929           24,009
                                                              --------------  ---------------
                 TOTAL CURRENT LIABILITIES..................      6,606,920        5,127,637
                                                              --------------  ---------------
LONG TERM LIABILITIES
  Notes Payable.............................................     23,806,980       23,806,980
  Long Term Debt............................................         41,879           43,971
  Obligations under Capital Leases..........................        682,377          745,639
                                                              --------------  ---------------
TOTAL LONG TERM LIABILITIES.................................     24,531,236       24,596,590
                                                              --------------  ---------------
Minority Interest...........................................        424,542          415,474



STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.01 per  share, 8,000,000
   authorized, 4,000,000 Series B Non-Voting
   Convertible Shares issued outstanding at March 31, 1997
   and December 31, 1996, respectively......................         40,000           40,000
  Common Stock, par value $.05 per share, 40,000,000
   authorized, 12,189,174 issued and outstanding at March 31,
   1997 and 3,082,318 at December 31, 1996.................         609,460          609,460
  Additional Paid-In Capital................................     18,295,820       18,295,820
  Retained (Deficit)........................................    (10,723,068)       8,978,629
  Subscription Receivable...................................     (6,000,000)      (6,000,000)
  Notes Receivable arising from Common Stock Purchase
   Warrants Sold............................................         (5,701)          (5,701)
                                                              --------------  ---------------
                 TOTAL STOCKHOLDERS' EQUITY.................      2,216,511        3,960,950
                                                              --------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $ 33,779,209    $  34,100,651
                                                              --------------  ---------------
                                                              --------------  ---------------

                       See Notes to Consolidated Financial Statements.

               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ----------------------------
                                                                        1997           1996
                                                                  -------------  -------------
SALES
  Electronics...................................................  $      76,115  $     983,728
  Commissions...................................................        227,732      1,279,798
  Paging & Two Way Radio........................................        561,441       --
                                                                  -------------  -------------
                                 TOTAL SALES....................        865,288      2,263,526
COST OF SALES
  Electronics...................................................         74,593        827,816
  Commissions...................................................        282,217        889,435
  Paging & Two Way Radio........................................        361,296       --
                                                                  -------------  -------------
                           TOTAL COST OF SALES..................        718,106      1,717,251
                              GROSS PROFIT......................        147,182        546,275
EXPENSES
  Selling.......................................................        303,323        134,128
  General and Administrative....................................      1,530,309     422,746
                                                                  -------------  -------------
                              TOTAL EXPENSES....................      1,833,632        556,874
                                                                  -------------  -------------
OPERATING INCOME BEFORE OTHER INCOME, OTHER EXPENSES AND INCOME
TAXES...........................................................     (1,686,450)       (10,599)
                                                                  -------------  -------------
OTHER INCOME
Minority Interest in Loss of Consolidated Subsidiaries..........         (1,661)      --
Interest Income.................................................          2,964       --
                                                                  -------------  -------------
TOTAL OTHER INCOME..............................................          1,303       --




OTHER EXPENSES
Interest Expense................................................         59,292         23,762
Settlement of Potential Litigation..............................       --               73,769
                                                                  -------------  -------------
                          TOTAL OTHER EXPENSES..................         59,292         97,531
                                                                  -------------  -------------
INCOME (LOSS) BEFORE INCOME TAXES...............................     (1,744,439)      (108,130)
Income Taxes....................................................       --             --
                                                                  -------------  -------------
NET INCOME (LOSS)...............................................  ($  1,744,439) ($    108,130)
RETAINED (DEFICIT), BEGINNING OF PERIOD.........................  ($  8,978,629) ($  2,947,539)
                                                                  -------------  -------------
                                                                  -------------  -------------
RETAINED (DEFICIT), END OF PERIOD...............................  ($ 10,723,068) ($  3,055,669)
                                                                  -------------  -------------
                                                                  -------------  -------------
LOSS PER COMMON SHARE...........................................  ($       0.14) ($       0.04)
                                                                  -------------  -------------
                                                                  -------------  -------------
AVERAGE COMMON SHARES OUTSTANDING (NOTE 11).....................     12,189,174      3,082,318
                                                                  -------------  -------------
                                                                  -------------  -------------

                    See Notes to Consolidated Financial Statements.

                   ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                         1997          1996
                                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)................................................  ($  1,744,439) ($ 108,130)
  Adjustments to Reconcile Net Income (Loss)
  Net Cash Used By Operations:
  Depreciation and Amortization....................................        680,278      46,557
  Provision for Doubtful Accounts..................................        (70,910)     --
  Non Cash Other Expense...........................................       --            73,769
  Minority Interest in Loss........................................         (9,068)     --
  Changes in:
  Accounts Receivable..............................................         (8,912)    928,392
  Inventories......................................................        (68,745)    (73,303)
  Prepayments......................................................        183,230      (3,739)
  Accounts Payable.................................................         15,520    (509,166)
  Accrued Expenses and Taxes Payable...............................        450,625     138,515
  Accrued Interest.................................................        114,028      --
  Customer Deposits................................................            (80)     --
                                                                     -------------  ----------
    TOTAL ADJUSTMENTS..............................................      1,285,966     601,025
                                                                     -------------  ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES...................       (458,473)    492,895
                                                                     -------------  ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Receivable..................................................       --          (564,000)
  Other Assets.....................................................         45,289     (60,882)
  Deferred License Costs...........................................       (461,340)    (12,600)
  Deferred PCS Costs...............................................        (19,050)     --
  Deferred Private Placement Costs.................................       (110,803)   (138,357)
  Additions to Property and Equipment..............................         39,960     (86,639)
                                                                     -------------  ----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES...................       (505,944)   (862,478)
                                                                     -------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds (Payments) of Shareholder Loans.....................        (89,462)    (24,759)
  Deferred Costs in Connection with Public Offering................       --            --
  Private Placement Advance........................................      1,128,254      --
  Payments of Bank Loans...........................................       --           (65,000)
  Proceeds of Other Loans..........................................       --           134,000
  Payments of Other Loans..........................................       (141,681)    (23,000)
  Principal Payments of Capital Lease Obligations..................        (63,262)     (4,329)
  Sale of Common Stock.............................................       --           389,000
                                                                     -------------  ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...................        833,849     405,912
                                                                     -------------  ----------
NET INCREASE (DECREASE) IN CASH....................................       (130,568)     36,329
CASH, BEGINNING OF PERIODS.........................................        179,188      18,000
                                                                     -------------  ----------
CASH, END OF PERIODS...............................................  $      48,620  $   54,329
                                                                     -------------  ----------
                                                                     -------------  ----------
SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS CASH PAID DURING THE
PERIOD FOR:
  Interest..........................................................        59,292      23,762
  Taxes.............................................................                     --
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Property Acquired Under Capital Lease.............................      --        ($  32,258)


                      See Notes to Consolidated Financial Statements.

                   ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-SB for the year ended December 31, 1996.

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

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

    (C) Property and Equipment

    Property and equipment are recorded at cost. Depreciation is provided using accelerated methods over the estimated useful lives of the respective assets (5 to 7 years). Depreciation expense charged to operations for the quarter ended March 31, 1997 and 1996 was $149,608 and $10,939, respectively.

    (D) Inventories

    Inventories are valued at the lower of cost or market, cost is determined using the first in, first out method.

    (E) Revenue Recognition

    It is the Company's policy to categorize revenue into either sales from electronic goods, commissions for fees earned on sales of cellular radio service contracts or sales from its radio paging and two way radio services. Sales from electronic goods includes, but is not limited to cellular phones and related accessories and other electronic automobile and office products. Revenue from the above mentioned products are recognized when they are shipped. Revenues from sales of electronic goods represented 9% and 43% of the Company's total revenue for the quarter ended March 31, 1997 and 1996 respectively. Commissions are inclusive of fees earned for the sale of cellular radio service contracts and residuals received on those contracts. Revenues and related commissions from the sale of the service contracts are recognized at the point of activation. Revenues from residuals are realized when approved by the cellular radio service supplier and are paid on customer usage for a maximum of three years. Commission revenue represented 26% and 57% of the Company's total revenue for the quarter ended March 31, 1997 and 1996 respectively. The Company establishes a reserve of 3.5% for charge-backs on customers that prematurely terminate cellular service. In addition to the commissions paid by the cellular radio supplier, the Company receives co-op fees. Co-op fees are reimbursements of expenditures that are approved by the cellular radio supplier for advertising and promotion in connection with the sale of cellular radio contracts. Revenues from radio paging and two way radio services are recognized in the beginning of the month for which they are invoiced and amounted to 65% of revenues in the quarter ended, March 31, 1997.

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


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)


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

    (H) Recent Pronouncements

    During 1996, the Company adopted the provisions of two Statements of Financial Accounting Standards ("SFAS") issued by the Financial Accounting Standards Board. SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles be reviewed periodically for impairment. The adoption of SFAS 121 did not have a material effect on the financial statements.

    SFAS 123, "Accounting for Stock-Based Compensation" defines a fair value based method of measuring and recording compensation costs for employee stock compensation programs. The provisions of this FASB was used in valuing all stock-based compensation transactions.

    (I) Fair Value of Financial Instruments

    At March 31, 1997, the fair values of cash, cash equivalents, non-convertible short term debt and current portion of long-term debt, accounts payable, accrued interest, accrued salaries and other accrued liabilities approximated their carrying values because of the short-term nature of these instruments. The fair value and carrying amount of the Company's long term notes payable, as described in Note 7G, are deemed to be approximately equivalent as the note was issued based upon current interest rates.

NOTE 2--ACQUISITION, RECAPITALIZATION AND PUBLIC OFFERING

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

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    NOTE 2--ACQUISITION, RECAPITALIZATION AND PUBLIC OFFERING--(Continued)

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

    (C) On January 16, 1996 the Company consummated a Private Placement Offering of 69,430 shares of the Company's $.05 par value common stock at a price of $2.25 per share. The total offering resulted in gross proceeds of $156,285 of which $116,223 was advanced to the Company prior to December 31, 1995. Each subscriber, in addition to the shares, received demand registration rights, which require the Company to file a Registration Statement upon request of 25% or more of the shares sold in the offering at anytime during the 18 month period commencing 30 days from the closing date. In March 1996, the subscribers demanded that the Company file a Registration Statement covering their shares. The Company at that time was unable to comply with the request. In order to avoid a potential litigation for failing to file a Registration Statement on a timely basis, the Company issued a aggregate of 34,715 additional shares to the subscribers. The additional cost of these shares issued were treated as an increase of additional paid-in capital and expensed as a settlement of potential litigation.

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

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--ACQUISITION, RECAPITALIZATION AND PUBLIC OFFERING--(CONTINUED)

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

    (H) On September 4, 1996, the Company entered into a Client Service Agreement with a public relations firm. Pursuant to the terms of the agreement, the firm was hired as a financial public relations consultant to promote the Company's business to the financial community. The term of the agreement is for two years. In consideration of the services to be performed by the firm, the Company issued 2,300,000 registered shares of the Company's common stock. As of March 31, 1997 the Company had 1,205,137, prepaid with respect to this contract.

    (I) In October 1996, the Company issued 200,000 shares of common stock to a private lender as consideration for borrowing $500,000 (See Note 7H). In addition, the private lender was granted 400,000 Class A Warrants with "Piggy Back" rights. The shares and warrants were valued at $742,100 and are included as loan origination fees and being amortized over the term of the loan.

    (J) In November 1996, the Company issued 80,000 shares of common stock to a private lender as consideration for borrowing $200,000 (See Note 7J). In addition, the private lender was granted 160,000 Class A Warrants with "Piggy Back" registration rights. The shares and warrants were valued at $247,500 and are included as loan origination fees and being amortized over the term of the loan.

    (K) In December 1996, the Company by a private placement memorandum, offered for sale a maximum of 2,200,000 and a minimum of 700,000 units at a price of $1.50 per unit. Each unit consists of one (1) share of ECC common stock and one and one-half (1 1/2) Class A Warrants. The Class A Warrant entitles the purchaser to purchase one (1) additional share of common stock at $5.00 per share, subsequently reduced to $2.25 per share, at any time prior to May 12, 1999, subject to prior redemption by the Company. For additional details reference is made to the Private Placement Memorandum dated December 6, 1996.

    The Company subsequently determined to reduce the per Unit offering price to Investors from $1.50 to $1.00 per Unit, while maintaining the maximum offering at $3,300,000. The Offering was extended to May 31, 1997. Upon final closing, the Company received gross offering proceeds in the sum of $1,902,000, upon its acceptance of subscription for the purchase of 1,902,000 units, representing the sale of 1,902,000 shares of common stock and 2,853,000 warrants to purchase common stock.


NOTE 3--ACCOUNTS RECEIVABLE

    Accounts Receivable consist of amounts due for sales of electronic goods, commissions due from major cellular radio suppliers and from sales of radio paging and two way radio service. Components of Accounts Receivable are $670,606 for the sale of electronic goods, $158,958 for commissions, and $360,145 for the sale of radio paging and two way radio service at March 31, 1997 and $758,088, $240,908 and $252,711 at December 31, 1996.

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--OTHER ASSETS

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

    The Company's total winning bids amounted to $26,452,200, after the 25% discount provided to small businesses, which the Company qualifies for, under the terms of the auction. The Company deposited cash of $2,645,220. The remaining balance will be paid out over the next 10 years with 7% interest only during the first six years. Included on the license costs are certain legal fees incurred in obtaining the license. Capitalized PCS interest in the amount of $910,023 represents interest capitalized in conjunction with these licenses. The company has not begun PCS service. Upon inception of such services, the Company will amortize the licenses and related costs over a 10 year period.

NOTE 5--LOAN RECEIVABLE

    On March 31, 1997 the loan receivable-other consists solely of a note due from one of the Company's consultants. This note is due December 31, 1997 and bears an interest rate of 8% payable on demand.

NOTE 6--BID DEPOSIT

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

NOTE 7--NOTES PAYABLE

NOTES PAYABLE CONSIST OF THE FOLLOWING:

    (A) Notes Payable--Other in the amount of $5,000 at March 31, 1997, with interest at 10%, are payable on demand. Payment of the notes are personally guaranteed by certain officers and stockholders, and secured by a pledge of their personal property.

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7--NOTES PAYABLE-(CONTINUED)

    (B) On April 18, 1995, the Company entered into a financing agreement with a bank in the amount of $100,000. This loan is personally guaranteed by the Company's President, cross corporate guaranteed by Free Trade Distributors, Inc. and secured by the Company's inventory. Interest is payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. As of the date hereof, the interest rate was 10%. The loan became due and payable on April 18, 1996. At December 31, 1996 the balance on this loan was $95,000. This note was temporarily extended by the bank . On June 17, 1996 the bank extended the due date until April 17, 1997.

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

    (E) On February 29, 1996, the Company entered into a financing arrangement with a corporation in the amount of $134,000. Interest is payable at a rate of 10% in monthly installments of $1,117 per month. As additional consideration, the Company issued the corporation 800,000 "A" Warrants with 90 day registration rights and "Piggy Back" registration rights with any other offering of the Company. The balance of this loan was $109,711 at December 31, 1996. The note was paid in 1997. As a result of this transaction, $500,000 in loan origination fees were recognized, which were being amortized over the life of the loan.

    (F) In connection with TCI's acquisition of GCE, the Company assumed a $350,000 non-interest bearing note payable to a corporation owned by a shareholder of the Company. The Principal amount of this non interest bearing note was $311,111 and $281,944 at December 31, 1996 and March 31, 1997,
respectively, less unamortized discount of $45,990 (discount is based on interest of 12%) for a net balance of $265,121 and $235,955.

    (G) The Notes Payable--FCC consist of six 7% 10 year notes aggregating $23,806,980. The notes are payable in quarterly installments of interest only for the first six years and principal plus interest thereafter. The notes are secured by the PCS licenses. The interest payment due December 31, 1996 was partially paid on March 31, 1997. A default under this note ("Event of Default") may occur if the maker remains delinquent for more than 90 days.

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

    (I) Purchase Money Notes Payable in monthly installments of $1,262 including interest at 13%. The last payment is due on August 1, 2001. This loan is collateralized by equipment with a book value of $44,842. The balance of this loan was $52,764 and $50,672, respectively, at December 31, 1996 and March 31, 1997.

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7--NOTES PAYABLE (CONTINUED)

    (J) On October 21, 1996 the Company entered into a loan agreement with a private lender in the amount of $200,000. The loan is due in November 1997 with interest at 10% per annum. The loan is secured by all of the Company's current accounts receivable as well as all equipment and fixtures owned by the Company. See Notes 2J and 13.

NOTE 8--CAPITAL LEASE

    Capital Leases include $1,117,073 for equipment. Minimum future lease payments under capital leases as of March 31, 1997 for each of the next five years and in the aggregate are:

1997...................................................  $ 260,470
1998...................................................    349,959
1999...................................................    298,975
2000...................................................    203,982
2001...................................................     55,797
                                                         ---------
Total Minimum Lease Payments...........................  1,169,183
Less: Amount Representing Interest.....................   (251,921)
                                                         ---------
Present Value of Net...................................
Minimum Lease Payments.................................    917,262
Less: Current Maturities
 included in Current Liabilities.......................   (234,885)
                                                         ---------
Long Term Obligations Under Capital Leases.............  $ 682,377
                                                         ---------
                                                         ---------


    The interest rates on the capitalized leases range from 10% to 29.17% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessors implicit rate of return.

NOTE 9--NOTES PAYABLE--STOCKHOLDERS

    Notes Payable--Stockholders are unsecured and payable on demand with interest at rates from 7.5% to 10.65% per annum.

NOTE 10--OTHER ADVERTISING, PROMOTIONAL AND MARKETING SERVICES

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

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--LOSS PER COMMON SHARE

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

NOTE 12--CONVERTIBLE PREFERRED STOCK

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

NOTE 13--WARRANTS TO PURCHASE COMMON STOCK

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

NOTE 14--INCOME TAXES

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


NOTE 15--CONTINGENT LIABILITIES

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

NOTE 16--MAJOR SUPPLIERS

    Free Trade Distributors, Inc. purchased 100% of its cellular telephones and related accessories from four major suppliers and Trade Zone Distributors, Inc. received 100% of its income from two cellular radio suppliers.

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17--OPERATING LEASE

    On May 15, 1996, the Company entered into a five year operating lease expiring May 31, 2001 for a 14,000 square foot warehouse and office facility. The Company has an option to renew the lease for a 5 year period at an adjusted annual rent.

    Minimum future rental payments under this non-cancelable operating lease for each of the remaining years are:


1997.....................................................  $  83,166
1998.....................................................    110,888
1999.....................................................    110,888
2000.....................................................    110,888
2001.....................................................     46,203
                                                           ---------
Total Minimum Future Rental Payments.....................  $ 462,033
                                                           ---------

    In addition, the Company rents tower space at numerous locations under terms ranging from month to month to 5 years at a minimum annual rental of approximately $200,000. Rent expense for the quarter ended March 31, 1997 and 1996 was approximately $36,992 and $24,682 respectively.

NOTE 18--AMENDMENT TO CERTIFICATE OF INCORPORATION

    On March 12, 1996, at a meeting of the Company's shareholders a majority of the Company's shareholders voted in favor of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 8,400,000 to 40,000,000.

NOTE 19--STOCK OPTION PLAN

    The Company's Board of Directors which adopted a Stock Option Plan (the "Plan") approved by stockholders, under which, options to purchase up to an aggregate of 500,000 shares of Common Stock are available for grants to officers, directors, consultants and key employees of the Company. The Plan provides for the grant of incentive stock options, non-qualified stock options and director's options. The Plan will terminate in 2004, unless sooner terminated by the Board of Directors. As a result of the reverse split the Board of Directors, with stockholders approval, increased the number of shares of Common Stock, after the effective date of the reverse split, which may be subject to options granted under the Plan from 100,000 to 300,000. On July 10, 1995 the Company issued 20,000 options to a director of the Company at a price of $3.80, 5,000 of these options were exercisable immediately, 5,000 on July 10, 1996, 5,000 on July 10, 1997 and 5,000 on July 10,1998 and expire on July 10,
2,000. The fair value of the stock was less than the option price therefore no compensation expense was recognized in 1995. No shares have been exercised under the plan.

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20--PENDING LITIGATION

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

NOTE 21--BUSINESS PLAN AND LIQUIDITY

    The Company's financial statements for the year ended March 31, 1997 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred net losses of $1,744,439 for the quarter ended March 31, 1997 and $6,061,090 for the year ended December 31, 1996. The Company has a working capital deficiency of $4,467,264 at March 31, 1997. Management recognizes that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources. Management's plans include consideration of the sale of additional equity securities under appropriate market conditions, alliances with entities interested in and resources to support the Company's operation or other business transactions which would generate sufficient resources to assume continuation of the Company's operations.

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

    The defendants Toshiba and AudioVox moved to dismiss a portion of the case, claiming that the Company had not pled a cognizable antitrust cause of action, and that the remaining claims should be dismissed for lack of supplemental jurisdiction, which could then be prosecuted in the State Courts. On August 12, 1996 the Court ruled in favor of the motion of defendants, Toshiba and AudioVox, and the cause was dismissed on such date. The Company appealed the Court's ruling, filing its Brief on Appeal on February 21, 1997. On March 12, 1997, Toshiba and AudioVox served their responsive brief, and oral argument before the United States Court of Appeals for the Second Circuit is scheduled for May 22, 1997.

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

    An additional claim has been asserted by a former supplier of the Company, claiming that the Company owes it approximately $400,000 for merchandise delivered. No formal action has commenced, although counsel have exchanged letters. Counsel for the Company has advised the potential claimant that the Company believes it has valid and compelling counterclaims which equal or exceed such party's claims for payment. No assurance can be given that a settlement will be achieved, or that litigation will not result.

ITEM 2.     CHANGES IN SECURITIES

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

In addition, "Proposal No. 3," relating to the approval of the selection of accountants for fiscal year 1997 was approved by 9,295,456 votes for such ratification and 54,266 votes against.

ITEM 5.    OTHER INFORMATION

    The Company has consummated a "Settlement & Separation Agreement" severing its agency relationships with NYNEX Mobile Communications, Inc. ("NYNEX") and Bell Atlantic Mobile Communications, Inc. ("Bell Atlantic") with respect to the solicitation of cellular activations. This was the Company's largest source of commission and other income over the past twelve months. As part of this arrangement, the Company agreed to settle its claims for commissions due for the fixed sum of $95,000, net of NYNEX's and Bell Atlantic's agreement to waive certain payables by the Company. In addition, as part of the Settlement and Separation Agreement, Bell Atlantic and NYNEX have agreed to release the Company from the restrictions of certain solicitation and non-competition provisions contained in the Company's Agency Agreements with NYNEX and Bell Atlantic, respectively, which provisions would have precluded the Company from soliciting prior customers and from engaging in solicitations of activations for Personal Communications Services ("PCS") in the New York Metropolitan Area. The Company continues to believe that PCS is the future of wireless communications. The Company has already entered into various preliminary agreements with respect to soliciting activations for PCS, and cellular activations on behalf of OmniPoint and AT&T (directly or through various agents) in the New York Metropolitan Area. By virtue of these arrangements, the Company believes that in the next several months it will be able to replace most or all of its prior commission income derived from its NYNEX and Bell Atlantic Agency Agreements. During this period, the Company will continue to experience cash flow shortfalls. Neither of the OmniPoint, nor the indirect AT&T arrangements, preclude the Company from other PCS activities, including activation solicitations for others. Accordingly, the Company will continue its efforts to build out and operate its own PCS system, pursuant to its recently acquired FCC PCS Licenses, and to operate and expand its proprietary paging system, in which capacities the Company acts, or will act, as an FCC licensed carrier.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      None

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 20, 1997

                               ELECTRONICS COMMUNICATIONS CORP.



                                 By:   /s/   William S. Taylor
                                  ----------------------------
                                     William S. Taylor, President