Form 10KSB/A
period 1996-12-31
ELECTRONICS COMMUNICATIONS CORP
filed 1997-06-27
CIK 926366

                                FORM 10-KSB/A


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

     As of March 21, 1997, there were 12,189,174 shares of the registrant's common stock, $.05 par value, issued and outstanding.

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



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                              AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS
YEAR ENDED ON DECEMBER 31, 1996 COMPARED TO YEAR ENDED ON DECEMBER 31, 1995

    Revenues decreased approximately $1,379,078 or approximately 15.8% in 1996 compared to 1995. Electronic equipment sales decreased $1,965,846 or 39.8%. Activation commissions decreased $398,083 or 10.5%. The Company attributes these decreases to the redirection of its operations and business away from acting principally as a distributor of consumer, home and office electronics products, to operating as a multi-faceted wireless telecommunications company. Due to the change in its operating focus, the Company, for the first time, had revenues from Paging and Two Way Radio of $984,851 in 1996. Cost of Paging and Two Way Radio sales was $445,808 in 1996.

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

    Selling, general and administrative ("SGA") expenses increased approximately $4,923,149 in 1996 compared to 1995. The Company attributes this increase directly to meet the needs of the Company's growth and movement into the wireless telecommunications industry. SGA as a percentage of sales increased from 23.6% to approximately 95% due to an increase in administrative personnel to meet the Company's expansion and growth as a multifaceted wireless telecommunications Company and higher executive officer salaries, a one time charge of $1,437,500 pursuant to a financial public relations contract the Company entered into on September 4, 1996 and a one time charge of approximately $493,000 related to a bad debt. Interest expenses increased approximately $120,633 in 1996 compared to 1995 due to additional borrowings of the Company.

    The Company had operating loss before interest, amortization and income taxes and other expenses of $5,823,725, in 1996 compared to operating loss of $1,967,823 in 1995. Net loss in 1996 after interest ($206,060) and a non-cash expense of ($73,769) as a result of a settlement of potential litigation, was $6,031,090 compared to net loss of $2,268,959 in 1995. These losses resulted primarily from expenditures associated with the development and marketing of the Company's paging and two-way radio systems, and the Company's move to more suitable premises.

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

    On March 22, 1996 TCI acquired all of the assets and assumed certain liabilities of General Communications and Electronics, Inc. ("GCE"). In connection therewith, the Company advanced an additional $175,000 to TCI and guaranteed certain obligations of TCI in the amount of $739,000. As a result of the transaction with GCE, TCI, in addition to a paging transmission site which it previously owned, became a paging reseller. TCI offers paging service primarily through various paging carriers in the New York metropolitan area. TCI offers national paging service through a sales and distribution agreement with Skytel. Under this agreement, TCI pursues regional and national accounts through its present dealer network in the Paging Service Area. As of the date hereof TCI has approximately a 9000 person subscriber base. TCI also has the necessary infrastructure to operate a paging operation, including but not limited to a full service technical shop and repair facility, engineering capability, marketing and sales force, billing and collection systems and ancillary product support capability for paging related products. The Company is currently negotiating the acquisition of TCI, however, there can be no assurance that the Company will be able to reach an agreement with TCI. If the Company does acquire TCI, it will utilize TCI's infrastructure in the operations of its own paging system. In connection with TCI's acquisition of GCE, the Company issued a $350,000 non-interest bearing note payable to a corporation owned by a shareholder of the Company.
This shareholder is neither a control person, affiliate, officer, nor director of the Company. The balance of this loan was $265,121 at December 31, 1996.

    On June 28, 1996 the Company purchased 51% of the common stock of TCI and its majority owned subsidiary GTA for $725,000 in cash and $389,000 worth of its Common Stock (194,500 shares of the Company's Common Stock at $2.00 per share).

    On January 16, 1996 the Company consummated a Private Placement of 69,460 shares of its Common Stock $.05 par value at a price of $2.25 per share. The total offering resulted in gross proceeds of $156,2
85 of which $116,223 was advanced to the Company prior to December 31, 1995. Each subscriber, in addition to the shares received demand registrations rights which require the Company to file a Registration Statement upon request of 25% or more of the shares sold in the offering at anytime during the 18 month period commencing 30 days from the closing date.

    On February 29, 1996, the Company borrowed $134,000 from another unrelated corporation. Interest is payable to a rate of 10% in monthly installments of $1,117 per month. The loan becomes due on February 28, 1997. As additional consideration, the Company issued to the corporation 800,000 A Warrants with 90 day registration rights and
"piggy back"registration rights. The balance of this loan was $109,711 as of December 31, 1996.

    At approximately the same time, the Company also experienced a cash shortfall and was unable to post the required deposit to be entitled to bid at the FCC auction. To assist the Company in obtaining financing to facilitate its bid, William S. Taylor, Les Winder, Brenda Taylor and Robert DePalo guaranteed loans by the Company in the sum of approximately $1,150,000 and posted certain cash collateral. In consideration for this loan and guarantee accommodation, and the posting of cash collateral, the board of directors authorized the purchase of 24 shares by such persons (six (6) shares each) of Personal Communications Network, Inc. ("PCN") sole class of authorized and issued common stock and the grant of 1,800,000 A Warrants. The purchase of the PCN stock and delivery of the A Warrants were subject to certain conditions relating to the grant of the PCS Licenses, and delivery of the FCC notes (the "FCC Notes") and related security agreements by the Company. As a result, the closing of these transactions has not been scheduled.

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

    On September 17, 1996, the FCC officially awarded the six PCS Licenses to the Company. In connection therewith, the Company entered into six separate Installment Payment Plan Notes ("Plan Notes") with the FCC in the aggregate amount of $23,807,010. Interest only is due commencing December 31, 1996, with the first payment of $479,400.84 and subsequent payments in equal consecutive quarterly installments of $416,622.16 ($1,666,488.64 annually) until September 30, 2002. The interest payment due December 31, 1996 has not been paid. A default under this note shall occur if the maker remains delinquent for more than 90 days. Commencing December 31, 2002, the Company shall pay principal and interest in equal installments of $1,718,853.88 ($6,875,415.52 annually) until September 30, 2006 (the "Maturity Date"). The entire unpaid principal amount, together with accrued and unpaid interest on the Plan Notes and all remaining obligations thereunder, shall be due and payable on the Maturity Date.

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

    On May 22, 1996 the Company sold an aggregate of 500,000 shares of its Common Stock for $625,000 or $1.25 per share to three unrelated parties. On May 22, 1996 the Company's Common Stock was trading at $2.00
 .
The Company sold the stock at a discount to market due to the fact the stock was restricted, and the large quantity of shares made the stock relatively illiquid in comparison to the Company's average daily volume prior to May 22, 1996. The Company received net proceeds from this sale of $543,750. The Company utilized the proceeds generated by this issuance of stock for general working capital purposes.

    In December, 1996 the Company offered for sale a maximum of 2,200,000, subsequently increased to 3,300,000, and a minimum 700,000 units (the "Units"), at a price of $1.50 per Unit subsequently decreased to $1.00 per Unit. Each Unit consists of one share of the Company's Common Stock, and one and one-half (1.5) A Warrants, entitling the purchaser, as holder of each A Warrant to purchase one share of Common Stock, at $5.00 per share, subsequently reduced to $2.25 per share, at any time prior to May 12, 1999, subject to prior redemption by the Company.
 As of May 1997 the Company has received subscription for approximately 2,300,000 Units.

    The Company will offer and sell the Units through selling arrangements between the Company and participating registered NASD Broker-Dealers and, where permitted by law, through offeree representatives and others, in connection with sales of Units solicited by them (collectively, the "Placement Agents"). The Placement Agents will receive in the aggregate a selling commission of up to ten (10%) percent of the aggregate amount of the Unit offering, plus a 1% non-accountable due diligence allowance, and an outright grant of 750,000 A Warrants (assuming the maximum offering is achieved featuring the same terms as the A Warrants included in the Units), which shall be allocated and distributed to the Placement Agents PRO RATA, based on the number and percentage of Units placed by such Placement Agent(s), and the aggregate amount of sale proceeds generated.


    Certain disagreements have arisen between the Company and Bell Atlantic Nynex Mobile ("BANMC") (the Company's sole source of commission revenue) in connection with a debit card program promoted by BANMC. BANMC has asserted that the Company is indebted to it for $249,000 in monthly access fees and fraud charges. The dispute evolved around whether an inducement to obtain the Company's participation in this program and whether the Company is responsible for third-party mobile telephone cloning fraud. The Company asserted that there was no basis for charging back the Company for cloning fraud. Complicating the matter and the overall relationship was the fact that BANMC representatives have attempted to coerce the Company's capitulation with respect to the access fees and fraud charges, by holding back commission payments otherwise due, and insisting that these amounts be paid before there is any discussion with respect to the renewal of the Agency agreement. In May of 1997 as settlement in the above dispute the Company accepted $95,000, which approximated the amount of commission due from BANMC for commission and severed its relationship with BANMC. Shortly thereafter the Company replaced BANMC with another supplier of commission revenue.

    On December 31, 1996, the Company had working capital deficit of approximately $
2,841,840, as compared to a working capital deficit of approximately $1,724,852 at December 31, 1995. This decrease in the Company's working capital was primarily due to the Company's redirection in its operations and business away from acting as a distributor of electronics products, and due to large expenditures associated with the development and marketing of the Company's paging and two-way radio systems.

    The Company's financial statements for the year ended December 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.
     If cash flows from operations were assumed to be the same for 1996 as 1997 the Company would have an approximate cash shortfall of $830,000. The Company has taken steps to minimize this cash shortfall. In the first quarter of 1997 the Company became a fully functional paging carrier which should increase cash flows from operation by $500,000. The Company has severed its relationship with its sole source of 1996 commission revenue from cellular radio service contracts. The Company has replaced this source with two additional sources. The Company's profitability from these two additional sources of commission revenue is greater than it has had in the past. It is anticipated that this increased profitability will increase cash flows from operations by $150,000. After taking into account the above items the Company may still have an expected cash shortfall of $200,000 which would be funded by cutting certain overhead costs and if needed, loans to the Company by certain officers. Management recognizes that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources. Management's plans include consideration of the sale of additional equity securities under appropriate market conditions, alliances with entities interested in and resources to support the Company's operation or other business transactions which would generate sufficient resources to assume continuation of the Company's operations.

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

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                          CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING DECEMBER 31, 1995, AND 1994


                                  TABLE OF CONTENTS



                                                         PAGE

Independent Auditor's Report. . . . . . . . . . . . . . . .45

Consolidated Balance Sheets . . . . . . . . . . . . . . . .46-47

Consolidated Statements of Changes in
Stockholders' Equity(Deficit) . . . . . . . . . . . . . . .48

Consolidated Statements of Operations . . . . . . . . . . .49

Consolidated Statements of Cash Flows . . . . . . . . . . .50-51

Notes to Consolidated Financial Statements. . . . . . . . .52-68

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

STETZ, BELGIOVINE CPAs, P.C.
February 17, 1997
Montclair, NJ 07042



                          ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                                                         DECEMBER 31,
                                                                                    ---------------------
                                                                                       1996        1995
                                                                                       ----        ----

CURRENT ASSETS
  Cash                                                                               $179,188     $18,000
  Restricted Cash                                                                      -        1,100,000
  Accounts Receivable
    (Net of $574,910 and $80,987 Allowance for Doubtful
     Accounts at  December 31, 1996 and 1995, respectively)                           676,797   2,204,789
  Inventories                                                                         187,953     476,796
  Bid Deposit                                                                          -        1,000,000
  Loan Receivable                                                                     114,560     550,000
  Prepaid Expenses                                                                     12,162      78,849
                                                                                    ---------  ----------

  TOTAL CURRENT ASSETS                                                              1,170,660   5,428,434
                                                                                    ---------  ----------

PROPERTY AND EQUIPMENT
  Property and Equipment                                                            2,754,910     335,858
  Accumulated Depreciation                                                           (634,314)    (75,544)
                                                                                    ---------  ----------

  NET PROPERTY AND EQUIPMENT                                                        2,120,596     260,314
                                                                                    ---------  ----------

OTHER ASSETS
  PCS Licenses                                                                     26,931,601     -
  Prepaid Service Contract                                                          1,205,137     -
  Loan Origination Fees                                                               808,287     -
  Paging Carrier Agreement                                                            980,022     -
  Deferred Private Placement Costs                                                    237,243     225,787
  Deferred License Costs                                                              335,932     293,810
  Security Deposits and Other Assets                                                  160,795      38,313
  Goodwill                                                                             66,202     -
  Deferred Registration Costs                                                          84,176     -
                                                                                    ---------  ----------

  TOTAL OTHER ASSETS                                                               30,809,395     557,910
                                                                                   ----------  ----------

  TOTAL ASSETS                                                                    $34,100,651  $6,246,658
                                                                                  -----------  ----------
                                                                                  -----------  ----------







                           See Notes to Consolidated Financial Statements.

                           ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS


                                 LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                       DECEMBER 31,
                                                                                 ------------------------
                                                                                     1996        1995
                                                                                     ----        ----

CURRENT LIABILITIES
  Accounts Payable                                                                 $1,956,329  $1,783,344
  Notes Payable - Other                                                             1,081,538      28,000
  Notes Payable - Bank                                                                 95,000   1,225,000
  Notes Payable - Stockholders                                                        181,677     252,007
  Current Portion of Obligations Under Capital Leases                                 234,885      50,244
  Current Portion of Long Term Debt                                                     8,793      -
  Private Placement Advance                                                           500,000     116,223
  Accrued Expenses                                                                    552,005     248,764
  Accrued Interest                                                                    493,401      -
  Customer Deposits                                                                    24,009      -
                                                                                 ------------  ----------

  TOTAL CURRENT LIABILITIES                                                         5,127,637   3,703,582
                                                                                 ------------  ----------

LONG TERM LIABILITIES
  Notes Payable                                                                    23,806,980      -
  Long Term Debt                                                                       43,971      -
  Obligations under Capital Leases                                                    745,639      78,801
                                                                                 ------------  ----------

  TOTAL LONG TERM LIABILITIES                                                      24,596,590      78,801

Minority Interest                                                                     415,474      -

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.01 per share, 8,000,000 authorized,
      4,000,000 Series B Non - Voting Convertible Shares issued
     outstanding at December 31, 1996.                                                 40,000     -
  Common Stock, par value $.05 per share, 40,000,000
    authorized, issued and outstanding 12,189,174 and 3,003,697
    at December 31, 1996 and 1995, respectively.                                      609,460     150,186
  Additional Paid-In Capital                                                       18,295,820   5,320,629
  Retained (Deficit)                                                               (8,978,629) (2,947,539)
  Subscription Receivable                                                          (6,000,000)    -
  Notes Receivable Arising from Common Stock Purchase Warrants Sold                    (5,701)    (59,001)
                                                                                 ------------  ----------

  TOTAL STOCKHOLDERS' EQUITY                                                        3,960,950   2,464,275
                                                                                 ------------  ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $34,100,651  $6,246,658
                                                                                 ------------  ----------
                                                                                 ------------  ----------






                          See Notes to Consolidated Financial Statements.


                                                         ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                 Preferred Stock            Common Stock          Additional      Retained
                                              --------------------    -----------------------      Paid-In        Earnings
                                                Shares      Amount       Shares       Amount       Capital       (Deficit)
                                              ----------  ---------   -----------  -----------  -------------  -------------
Balance as of  January 1, 1995                  240,000     $2,400      1,516,086     $75,804       $644,942      ($318,580)

Payment of Loan for Purchase B Warrants          -           -            -             -            -              -
Conversion of Preferred Shares                 (240,000)    (2,400)       240,000      12,000         (9,600)       -
Sale of Common Stock                             -           -          1,000,000      50,000      3,396,569        -
Sale of 2,000,000 "A" Warrants                   -           -            -             -            200,000        -
Sale of 300,000 "A" Warrants                     -           -            -             -             26,100        -
Stock Issued in Connection with
  Advertising and Promotional Services           -           -            200,000      10,000      1,065,000        -
Replacement of Shares                            -           -             47,611       2,382         (2,382)       -
Net Loss                                         -           -            -             -            -           (2,628,959)
                                              ----------  ---------   -----------  -----------  -------------  -------------
Balance as of  December 31, 1995                 -           -          3,003,697     150,186      5,320,629     (2,947,539)

Payment of  Loan for Purchase B Warrants         -           -            -             -            -              -
Sale of Common Stock                             -           -             69,430       3,472        152,812        -
Issuance of Common Stock for Settlement
  of Potential Litigation                        -           -             34,715       1,736         72,033        -
Warrants Issued In Connection With
  Loan Agreemnts                                 -           -            -             -            500,000
Sale of Common Stock                             -           -            500,000      25,000        506,250        -
Shares Issued in Connection with
  Marketing Agreement                            -           -            100,000       5,000        182,500        -
Shares Issued in Connection with
  Consulting Agreement                           -           -          2,300,000     115,000      1,322,500        -
Shares Issued in Connection with Acquisition     -           -            194,500       9,725        379,275        -
Conversion of Debentures                         -           -          5,706,832     285,342      2,924,220        -
Sale of Preferred Stock                       4,000,000     40,000        -             -          5,960,000        -
Shares Issued in Connection
  With Debt Agreements                           -           -            280,000      14,000        975,601        -
Net Loss                                         -           -            -             -            -           (6,031,090)
                                              ----------  ---------   -----------  -----------  -------------  -------------
Balance as of  December 31, 1996              4,000,000    $40,000     12,189,174    $609,460    $18,295,820    ($8,978,629)
                                              ----------  ---------   -----------  -----------  -------------  -------------
                                              ----------  ---------   -----------  -----------  -------------  -------------


                                                     Notes Receivable
                                                       Arising From
                                                       Common Stock    Subscription
                                                     Purchase Warrant   Receivable      Total
                                                    ------------------ ------------  ----------
Balance as of  January 1, 1995                            ($99,000)       -            $305,566

Payment of Loan for Purchase B Warrants                     39,999        -              39,999
Conversion of Preferred Shares                             -              -              -
Sale of Common Stock                                       -              -           3,446,569
Sale of 2,000,000 "A" Warrants                             -              -             200,000
Sale of 300,000 "A" Warrants                               -              -              26,100
Stock Issued in Connection with
  Advertising and Promotional Services                     -              -           1,075,000
Replacement of Shares                                      -              -              -
Net Loss                                                   -              -          (2,628,959)
                                                     --------------- ------------    ----------
Balance as of December 31, 1995                            (59,001)       -           2,464,275

Payment of  Loan for Purchase B Warrants                    53,300        -              53,300
Sale of Common Stock                                       -              -             156,284
Issuance of Common Stock for Settlement
  of Potential Litigation                                  -              -              73,769
Warrants Issued In Connection With
  Loan Agreemnts
Sale of Common Stock                                       -              -             531,250
Shares Issued in Connection with
  Marketing Agreement                                      -              -             187,500
Shares Issued in Connection with
  Consulting Agreement                                     -              -           1,437,500
Shares Issued in Connection with Acquisition               -              -             389,000
Conversion of Debentures                                   -              -           3,209,562
Sale of Preferred Stock                                    -          (6,000,000)      -
Shares Issued in Connection
  With Debt Agreements                                     -              -             989,601
Net Loss                                                   -              -          (6,031,090)
                                                     --------------- ------------    ----------
Balance as of  December 31, 1996                           ($5,701)   ($6,000,000)   $3,460,950
                                                     --------------- ------------    ----------






                        See Notes to Consolidated Financial Statements.

                           ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                         YEAR ENDED
                                                                                        DECEMBER 31,
                                                                                  -----------------------
                                                                                      1996        1995
                                                                                      ----        ----

SALES
  Electronics                                                                      $2,978,142  $4,943,988
  Commissions                                                                       3,394,444   3,792,527
  Paging & Two Way Radio                                                              984,851     -
                                                                                 ------------  ----------

  TOTAL SALES                                                                       7,357,437   8,736,515
                                                                                 ------------  ----------

COST OF SALES
  Electronics                                                                       2,895,598   4,368,493
  Commissions                                                                       2,851,363   3,195,601
  Paging & Two Way Radio                                                              445,808     -
                                                                                 ------------  ----------

  TOTAL COST OF SALES                                                               6,192,769   7,564,094
                                                                                 ------------  ----------

  GROSS PROFIT                                                                      1,164,668   1,172,421
                                                                                 ------------  ----------

EXPENSES
  Selling                                                                           2,092,053   1,103,963
  General and Administrative                                                        4,896,340     961,281
  Advertising and Promotional Services                                                -         1,075,000
                                                                                 ------------  ----------

  TOTAL EXPENSES                                                                    6,988,393   3,140,244
                                                                                 ------------  ----------

OPERATING LOSS BEFORE OTHER INCOME,
 OTHER EXPENSES AND INCOME TAXES                                                   (5,823,725) (1,967,823)

  OTHER INCOME
   Minority Interest in Loss of Consolidated Subsidiaries                              55,264     -
    Interest Income                                                                    17,200      31,234
                                                                                 ------------  ----------
  TOTAL OTHER INCOME                                                                   72,464      31,234

OTHER EXPENSES
  Interest Expense                                                                    206,060      85,427
  Settlement of Potential Litigation                                                   73,769      -
  Amortization of Bridge Financing Costs                                               -          606,943
                                                                                 ------------  ----------

  TOTAL OTHER EXPENSES                                                                279,829     692,370
                                                                                 ------------  ----------

NET LOSS BEFORE INCOME TAXES                                                       (6,031,090) (2,628,959)
  Income Taxes                                                                        -            -
                                                                                 ------------  ----------
NET LOSS                                                                          ($6,031,090) (2,628,959)
                                                                                 ------------  ----------
                                                                                 ------------  ----------

LOSS PER COMMON SHARE                                                                 ($ 1.13)    ($ 1.11)
                                                                                 ------------  ----------
                                                                                 ------------  ----------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (NOTE 11)                                                               5,337,876   2,368,809
                                                                                 ------------  ----------
                                                                                 ------------  ----------




                          See Notes to Consolidated Financial Statements.

                          ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                 -------------------------
                                                                                     1996        1995
                                                                                     ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                        ($6,031,090) ($2,628,959)
  Adjustments to Reconcile Net Loss to
  Net Cash Used By Operations:
  Non-Cash Advertising  and Promotional Services                                      -          1,075,000
  Issue of Common Stock For Marketing  and Consulting Agreements                      187,500       -
  Depreciation and Amortization                                                     2,447,967      656,908
  Provision for Doubtful Accounts                                                     493,923       50,790
  Non-Cash Settlement of Potential Litigation                                          73,769      -
  Minority Interest In Loss                                                           (55,264)     -
  Changes in:
    Accounts Receivable                                                               759,366     (664,636)
    Inventories                                                                       217,613       67,659
    Prepayments                                                                        55,024      (40,556)
   Accounts Payable                                                                  (119,657)      60,477
   Security Deposits                                                                  (98,904)     (17,715)
   Accrued Expenses and Taxes Payable                                                 303,241      140,256
   Accrued interest                                                                    14,000      -
   Customer Deposits                                                                   24,009      -
                                                                                  -----------   ----------
    TOTAL ADJUSTMENTS                                                               4,302,587    1,328,183
                                                                                  -----------   ----------
NET CASH USED BY
OPERATING ACTIVITIES                                                               (1,728,503)  (1,300,776)
                                                                                  -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Unrestriction of Cash                                                             1,100,000      -
  Bid Deposit                                                                         -         (1,000,000)
  Notes Receivable Arising from Common Stock Purchase Warrants                         53,300       39,999
  Deferred Licenses Costs                                                             (42,122)    (293,810)
  Deferred Private Placement Costs                                                    (11,456)       -
  Deferred Registration Costs                                                         (84,176)       -
  License Costs                                                                    (1,645,220)       -
  Additions to Property and Equipment                                                (726,140)     (88,021)
  Loan Receivable                                                                      (8,000)    (550,000)
  Paging Carrier Agreement                                                            725,580        -
  Payment for purchase of Threshold Communications, Inc. net of cash acquired        (158,511)       -
  Other Assets                                                                        -              6,496
                                                                                  -----------   ----------
NET CASH USED BY INVESTING
ACTIVITIES                                                                           (796,745)  (1,885,336)
                                                                                  -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of Shareholder Loans                                                       (70,330)     187,616
  Proceeds of Other Loans                                                             703,538     (112,000)
  Payments of Bridge Loans                                                            -           (800,000)
  Payments of Bank Loans                                                           (1,130,000)   1,135,000
  Restriction of Cash                                                                 -         (1,100,000)
  Deferred Private Placement Costs                                                    -           (225,787)
  Private Placement Advance                                                           500,000      116,223
  Net Proceeds from Debentures                                                      2,234,376       -
  Principal Payments under Capital Lease Obligation                                  (118,836)      (2,528)
  Principal Payments of Long Term Debt                                                 (3,288       -
  Sale of Common Stock                                                                570,976    3,869,385
                                                                                  -----------   ----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                                          2,686,436    3,067,909
                                                                                  -----------   ----------

NET INCREASE (DECREASE) IN CASH                                                       161,188     (118,203)
CASH, BEGINNING OF YEAR                                                                18,000      136,203
                                                                                  -----------   ----------
CASH, END OF YEAR                                                                    $179,188      $18,000
                                                                                  -----------   ----------
                                                                                  -----------   ----------




                           See Notes to Consolidated Financial Statements.

                            ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                    ---------------------
                                                                                       1996        1995
                                                                                       ----        ----

SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
 CASH PAID DURING THE YEAR FOR :
  Interest                                                                           $206,060     $85,427

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Property Acquired Under Capital Leases                                              970,315     131,573
  Issuance of Common Stock in Connection with Debt Agreements                         271,500
  Issuance of Common Stock in Connection with Conversion of Debentures              2,234,676

  Fair Value of Assets Acquired                                                     1,114,000
  Less: Cash Acquired                                                                  16,489
          Conversion of Loans Receivable to Equity in Subsidiary                      550,000
          Issuance Of Common Stock                                                    389,000







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



The Company currently receives all of its commission revenue from one major cellular radio carriers. Although there are a limited number of sources for this type of revenue, management believes that other sources could provide similar commissions on comparable terms. A change in carriers could cause a delay in activations and a loss of sales which would affect operating results adversely.

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

The Company has recognized 975,520 in loan organization fees with regard to the above mentioned debenture agreement. The loan organization fees were recognized because the subordinated debentures were convertible to common stock at a discount to market. The measurement date for determining these fees was the date the convertible securities were issued, and will be amortized over the life of the loan (five years). As of December 31, 1996 the Company had amortized $975,520 of these fees due the conversion all of the debentures.


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

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITION, RECAPITALIZATION AND PUBLIC OFFERING - (CONTINUED)


(F) On May 22, 1996, the Company completed a private placement of 500,000 shares of unregistered Common Stock for $625,000 ($1.25 per share). These shares were sold at $.75 (37.5%) discount to the market price of the Company's Common Stock on such date. This transaction was negotiated at arms length with the investors. The primary reasons why the discount was so large, was based on the aggregate amount of the shares relative to the total number of shares outstanding, the limited liquidity in the Company's Common Stock at such time, and the fact that the Common Stock was unregistered.
Management determined that it was in the best interest of the Company to sell such shares, because the Company required large capital infusions to make the payments to the FCC for the six PCS licenses the Company obtained on May 8, 1996. The Company paid $93,750 in associated placement fees and legal costs and issued 30,000 A warrants (2.25 exercise price) as additional consideration.

(G) On June 28, 1996, the Company purchased 51% of the common stock of TCI and its majority owned subsidiary GTA for $725,000 in cash and $389,000 of its common stock (194,500 shares at $2.00 per share).

The following unaudited pro forma combined results of operations for the year ended December 31, 1996 and 1995 accounts for the acquisition described above in
Note 2G as if it had occurred on the beginning of the periods presented.

                 UNAUDITED PRO FORMA COMBINED RESULTS OF OPERATIONS


                                            Year Ended        Year Ended
                                       December 31, 1996   December 31, 1995
Sales                                       $8,492,801          $11,148,223
Net Loss                                   ($5,815,046)         ($2,630,059)
Net Loss Per Common Share                       ($1.09)              ($1.11)

    (H) On September 4, 1996, the Company entered into a Client Service Agreement with a public relations firm. Pursuant to the terms of the agreement, the firm was hired as a financial public relations consultant to promote the Company's business to the financial community. The term of the agreement is for two years. In consideration of the services to be performed by the firm, the Company issued 2,300,000 registered shares of the Company's common stock. The above transaction resulted in a non cash expense of $1,437,500 of which $1,205,137 was prepaid at December 31, 1996.

(I) In October 1996, the Company issued 200,000 shares of common stock to a private lender as consideration for borrowing $500,000 (See Note 7H). In addition, the private lender was granted 400,000($2.25 exercise price) Class A Warrants with "Piggy Back" rights. The shares and warrants were valued at $742,100 and are included as loan origination fees and being amortized over the term of the loan(one year).

(J) In November 1996, the Company issued 80,000 shares of common stock to a private lender as consideration for borrowing $200,000 (See Note 7J). In addition, the private lender was granted 160,000 Class A Warrants($2.25 exercise price) with "Piggy Back" registration rights. The shares and warrants were valued at $247,500 and are included as loan origination fees and being amortized over the term of the loan.(one year).

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITION, RECAPITALIZATION AND PUBLIC OFFERING - (CONTINUED)

(K) In December 1996, the Company by a private placement memorandum, is offering for sale a maximum of 2,200,000, subsequently increased to 3,300,000 and a minimum of 700,000 units at a price of $1.50 per unit, subsequently decreased to $1.00. Each unit consists of one (1) share of ECC common stock and one and one-half (1 1/2) Class A Warrants. The Class A Warrant entitles the purchaser to purchase one (1) additional share of common stock at $5.00 per share, subsequently reduced to $2.25 per share, at any time prior to May 12, 1999, subject to prior redemption by the Company. For additional details reference is made to the Private Placement Memorandum dated December 6, 1996. See also Note 21.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts Receivable consist of amounts due for sales of electronic goods, commissions due from major cellular radio suppliers and from sales of radio paging and two way radio service. Components of Accounts Receivable are $758,088 for the sale of electronic goods, $240,908 for commissions, and $252,711 for the sale of radio paging and two way radio service at December 31, 1996 and $1,503,303, $782,473 and $-0- at December 31, 1995, respectively.

NOTE 4 - OTHER ASSETS
(A) Deferred Private Placement Costs consists of certain legal, accounting, printing fees and other costs in connection with the private placement described in Note 2K. These costs, together with any additional costs incurred in connection with the placement will be recorded as a reduction of the proceeds to be received from the sale of the securities offered.

(B) Deferred License Costs consists of various legal, consulting and registration fees in connection with obtaining paging licenses and two-way radio licenses. The licenses when put into service will be amortized over a fifteen year period.

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


The Company's total winning bids amounted to $26,452,200, after the 25% discount provided to small businesses, which the Company qualifies for, under the terms of the auction. The Company deposited cash of $2,645,220. The remaining balance will be paid out over the next 10 years with 7% interest only during the first six years. Included on the license costs are capitalized interest in the amount of $479,401. The company has not begun PCS service. Upon inception of such services, the Company will amortize the licenses and related costs over a 10 year period.


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

NOTE 7 - NOTES PAYABLE

Notes Payable consist of the following:

(A) Notes Payable - Other in the amount of $28,000 at December 31, 1995, and $5,000 at December 31, 1996 with interest at 10%, are payable on demand. Payment of the notes are personally guaranteed by certain officers and stockholders, and secured by a pledge of their personal property.

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

(E) On March 5, 1996, the Company entered into a financing arrangement with a corporation in the amount of $134,000. The principal is due on March 5, 1997, interest is payable at a rate of 10% in monthly installments of $1,117 per month. As additional consideration, the Company issued the corporation 800,000 "A" warrants($2.25 exercise price) with 90 day registration rights and "piggy back" registration rights with any other offering of the Company. As a result of this transaction the Company recognized $500,000 of Loan Origination Fees which are being amortized on the life of the loan (one year).

(F) In connection with TCI's acquisition of GCE, the Company assumed a $350,000 non-interest bearing note payable to a corporation owned by a shareholder of the Company. The balance of this loan was $311,111 less an unamortized discount of $45,990(discount based on imputed interest of 12%) for a net balance of $265,121 at December 31, 1996.

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - NOTES PAYABLE - (CONTINUED)

(G) The Notes Payable - FCC consist of six 7% 10 year notes aggregating $23,806,980. The notes are payable in quarterly installments of interest only for the first six years and principal plus interest thereafter. The notes are secured by the PCS licenses. The interest payment due December 31, 1996 has not been paid. A default under this note ("Event of Default") shall occur if the maker remains delinquent for more than 90 days.

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

NOTE 8 - CAPITAL LEASE

Capital Leases include $1,117,073 for equipment. Minimum future lease payments under capital leases as of December 31, 1996 for each of the next five years and in the aggregate are:


    1997                                         $364,917
    1998                                          349,959
    1999                                          298,975
    2000                                          203,982
    2001                                           55,797
                                       ------------------
    Total Minimum Lease Payments                1,273,630
    Less: Amount Representing Interest           (293,106)
                                       ------------------
    Present Value of Net
    Minimum Lease Payments                        980,524
    Less: Current Maturities
    included in Current Liabilities              (234,885)
                                       ------------------
    Long Term Obligations Under
    Capital Leases                               $745,639
                                       ------------------
                                       ------------------

The interest rates on the capitalized leases range from 10% to 29.17% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessors implicit rate of return.

NOTE 9 - NOTES PAYABLE - STOCKHOLDERS

Notes Payable - Stockholders are unsecured and payable on demand with interest at rates from 7.5% to 10.65% per annum.

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - OTHER ADVERTISING, PROMOTIONAL AND MARKETING SERVICES

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

NOTE 12 - CONVERTIBLE PREFERRED STOCK

On July 23, 1996, the Board of Directors of the Company authorized the issuance of an aggregate of 4,000,000 shares of Series B Preferred Stock ("Preferred Stock")with liquidation preferences of $.01 per share. Each share of Preferred Stock is valued at $1.50 per share and convertible into 1.5 shares of the Company's Common Stock. These shares were purchased by three (3) year Promissory Notes ("Notes") bearing interest at the rate of 7% per annum. The interest shall accrue and not be payable until the securities are sold. The Notes shall be immediately extendible for additional one year terms. The Notes are non-recourse, but collateralized by the Pledge of the Preferred Stock. Each share of Preferred Stock is subject to a three year vesting period, whereby 1/3 was immediately vested, and the balance to be vested during the next two years as long as the aforementioned individuals remain as either an officer or director of the company.

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - WARRANTS TO PURCHASE COMMON STOCK


(A) The Company approved the sale to certain officers, directors and stockholders of 1,000,000 Common Stock Purchase B Warrants at a price of $.10 per Warrant, exercisable at $5.00 per share. On November 30, 1994, the Company issued 990,000 Common Stock Purchase B Warrants for $.10 per Warrant, payable by the Company accepting promissory notes bearing interest at 8% per annum due on the earlier of the exercise of the Warrants, or December 1, 1996. On January 20, 1995, the Company agreed to reduce the exercise price of 300,000 B Warrants from $5.00 to $2.50 and amended the exercise period of these 300,000 B Warrants so that they are not exercisable until February 1, 1996. On November 20, 1995 the board of directors authorized an amendment to the Warrant Agreement to provide for the consolidation of 690,000 B Warrants having the same economic terms as outstanding A Warrants and to permit the holders of such 690,000 B Warrants to hold A Warrants in registered form. At this the board of directors authorized the issuance of an additional 690,000 A Warrants to replace these 690,000 B Warrants.



(B) During 1996, the company issued 560,000 shares of Class A Warrants in connection with obtaining financing from certain private lenders. The Warrants entitle the holder to purchase one share of common stock at a price of $2.25 and are exercisable through May 12, 1999.

(C) On December 24, 1996 the board of directors authorized a reduction in the exercise price of the A warrants from $5.00 to $2.25

(D) The Following is a summary of the warrant activity for each of the periods presented;


                                                 Number of      Weighted
"A" Warrants                                      Shares        Average
                                                            Exercise Price
Outstanding at January 1, 1995                     480,000           $2.25
Sold in Offering (Note 2B)                       2,300,000           $2.25
Conversion from B Warrants to A Warrants           690,000           $2.25
(Note 13A)
                                            ------------------------------
Total outstanding at December 31, 1995           3,470,000           $2.25
                                            ------------------------------
Issued to Private Lender (Note 7E)                 800,000           $2.25
Commission on Debenture Agreement (Note 20)      1,400,000           $2.25
Issued to Private Lender (Note 7I)                 400,000           $2.25
Issued to Private Lender (Note 7J)                 160,000           $2.25
Issued as Commission to Underwriter (Note 2F)       30,000           $2.25
                                            ------------------------------
Total Outstanding at December 31, 1996           6,260,000           $2.25
                                            ------------------------------
                                            ------------------------------
NOTE 14 - INCOME TAXES


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

NOTE 16 - MAJOR SUPPLIERS


Free Trade Distributors, Inc. purchased 100% of its cellular telephones and related accessories from four major suppliers and Trade Zone Distributors, Inc. received 100% of its income from one cellular radio supplier.

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


Minimum future rental payments under this non-cancelable operating lease for each of the remaining years are:



1997                                        $110,888
1998                                         110,888
1999                                         110,888
2000                                         110,888
2001                                          46,203
                                           ---------
Total Minimum Future
Rental Payments                             $489,755
                                           ---------
                                           ---------

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

NOTE 19 - STOCK OPTION PLAN


The Company's Board of Directors which adopted a Stock Option Plan (the "Plan") approved by stockholders, under which, options to purchase up to an aggregate of 500,000 shares of Common Stock are available for grants to officers, directors, consultants and key employees of the Company. The Plan provides for the grant of incentive stock options, non-qualified stock options and director's options. The Plan will terminate in 2004, unless sooner terminated by the Board of Directors. As a result of the reverse split the Board of Directors, with stockholders approval, increased the number of shares of Common Stock, after the effective date of the reverse split, which may be subject to options granted under the Plan from 100,000 to 300,000. On July 10, 1995 the Company issued 20,000 options to a director of the Company at a price of $3.80, 5,000 of these options were exercisable immediately, 5,000 on July 10, 1996, 5,000 on July 10, 1997 and 5,000 on July 10,1998 and expire on July 10, 2,000. The fair value of the stock was less than the option price therefore no compensation expense was recognized in 1995. On June 3, 1996, the Company issued an additional 60,000 options to certain directors of the Company at an exercise price of $1.80, 15,000 options were exercisable immediately. An additional 15,000 shares shall be exercisable on June 3, 1997, 1998, 1999. The options will expire if not previously exercised on or before June 3, 2001. No shares have been exercised under the plan. There fair value assigned to the options was immaterial, therefore no compensation expense was recognized in 1996

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - STOCK OPTION PLAN- (CONTINUED)

The Following is a summary of the plan activity for each of the periods presented;


                                           Number of          Weighted
                                            Shares        Average Exercise
                                                                Price
Outstanding at January 1, 1995
1995 Grant                                       20,000              $3.80
                                            ------------   ---------------
Total outstanding at December 31, 1995           20,000              $3.80
                                            ------------   ---------------
1996 Grant                                       60,000              $1.80
                                            ------------   ---------------
Total Outstanding at December 31, 1996           80,000              $2.30
                                            ------------   ---------------
                                            ------------   ---------------

NOTE 20 - PENDING LITIGATION

(A) On March 4, 1996 the Company commenced an action entitled Electronics Communications Corp. as Plaintiff against Toshiba America Consumer Products, Inc. ("Toshiba") and Audiovox Corporation, as defendants, case number 96 Civ. 1565, pending in the United States District Court, for the Southern District of New York. The complaint asserts claims for antitrust, breach of contract, tortious interference with contract and tortious interference with prospective economic advantage and business relations. The complaint seeks damages in excess of $5,000,000 and treble damages of more than $16,000,000. This action was commenced because the Company expended significant moneys and resources including the issuance of 200,000 shares of the Company's Common Stock to a consultant in anticipation of South American cellular telephone program which the Company was to undertake exclusively on behalf of Toshiba based on certain reliance on Toshiba, and the withdrawal of Toshiba's commitment based on an unlawful conspiracy with Audiovox. Immediately prior to the commencement of the program, Toshiba discontinued manufacturing the line of cellular telephones that the program was designed to offer. This decision which the Company believes was coerced by Audiovox, has caused significant damages to the Company.

The defendants, Toshiba and Audiovox, moved to dismiss a portion of the case, claiming that the Company had not pled a cognizable antitrust cause of action, and that the remaining claims should be dismissed for lack of supplemental jurisdiction, which could then be prosecuted in the state Courts. On August 12, 1996 the Court ruled in favor of the motion of defendants Toshiba and Audiovox and the cause was dismissed on such date. The Company appealed the Court's ruling, filing its Brief on Appeal on February 21, 1997. On March 12, 1997, Toshiba and Audiovox served their responsive brief, and oral argument before the United States Court of Appeals for the Second Circuit is scheduled for May 22, 1997.

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - PENDING LITIGATION - (CONTINUED)

(B) On or about March 11, 1997, the Company was served with a summons and complaint in an action entitled "Daily News, L.P. v. Free Trade a/k/a Free Trade Distributors, Inc. and Electronics Communications Corp.," pending in the United States District Court for the Southern District of New York. The Plaintiff, The Daily News, claims breach of a certain Advertising Contract, in that the Company's subsidiary failed to pay for certain advertising and failed to meet the minimum advertising expenditures set forth, resulting in the imposition of a "short rate." As a result, Plaintiff claims damages aggregating $156,284.87. The Company believes it has an excellent working relationship with The Daily News, and that this resulted from a misunderstanding between the respective principals of the parties, which remained unclarified due to the illness of an officer of the Company. Counsel for the Company and the Daily News have conferred, and have stipulated to extend the Company's time to answer or move with respect to the Complaint, so that the principals may confer.

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

NOTE 21 - BUSINESS PLAN AND LIQUIDITY

The Company's financial statements for the year ended December 31, 1996 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred net losses of $6,031,090, and $2,628,959 for the years ended December 31, 1996 and 1995. The Company has a working capital deficiency of $2,841,840 at December 31, 1996 and its cash used by operations in 1996 were $1,728,503. The Company also has debts due in 1997 of approximately $1,400,000. As of May of 1997 the Company has received subscriptions for approximately 2,500,000 units( $2,500,000 at 1$ a unit) of the private placement offering described in Note 2k. If cash flows from operations were assumed to be the same for 1996 as 1997 the company would have an approximate cash shortfall of $630,000. The Company has taken steps to minimize this cash shortfall. In the first quarter of 1997 the Company became a fully functional paging carrier which should increase cash flows from operation by $500,000. As described in Note 21 the Company has severed its relationship with its sole source of 1996 cellular revenues. The Company has replaced this source with two additional sources, one relating to solicitations and the other to PCS activations. The Company's profitability, on a transactional basis, from these two additional sources of commission revenue is greater than it has had in the past. It is anticipated that this increased profitability will increase cash flows from operations by $150,000. If, after taking into account the above items, the Company were to still have a cash shortfall it would be funded by cutting certain overhead costs and if need by loans to the Company by certain officers.

In addition to the above steps , management recognizes that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources. Management's plans also include consideration of the sale of additional equity securities under appropriate market conditions, alliances with entities interested in and resources to support the Company's operation or other business transactions which would generate sufficient resources to assume continuation of the Company's operations.

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 21 - BUSINESS PLAN AND LIQUIDITY - (CONTINUED)

The Company has retained investment banking firm to advise it on the possible sale of equity securities as well as to introduce and assist in the evaluation of potential merger and partnering opportunities. The Company also has retained independent consultants to assist it to identify other entities interested in its business. Management expects that these efforts will result in the introduction of other parties with interests and resources which may be compatible with that of the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing or enter into such business alliance, management will be required to sharply curtail the Company's operations.

NOTE 22 - SUBSEQUENT EVENTS

The Company has consummated a "Settlement & Separation Agreement" severing its agency relationships with NYNEX Mobile Communications, Inc. ("NYNEX") and Bell Atlantic Mobile Communications, Inc, ("Bell Atlantic") with respect to the solicitation of cellular activations. This was the Company's largest source of commission and other income over the past twelve months. As part of this arrangement, the Company agreed to settle its claims for commissions due for the fixed sum of $95,000, net of NYNEX's and Bell Atlantic's agreement to waive certain payables by the Company. In addition, as part of the Settlement and Separation Agreement, Bell Atlantic and NYNEX have agreed to release the Company from the restrictions of certain solicitation and non-competition provisions contained in the Company's Agency Agreements with NYNEX and Bell Atlantic, respectively, which provisions would have precluded the Company from soliciting prior customers and from engaging in solicitations of activations for Personal Communications Services ("PCS") in the New York Metropolitan Area. The Company continues to believe that PCS is the future to wireless communications. The Company has already entered into various preliminary agreements with respect to soliciting activations for PCS, and cellular activations on behalf of OmniPoint and AT&T (directly or through various agents) in the New York Metropolitan Area. By virtue of these arrangements, the Company believes that in the next several months it will be able to replace most or all of its prior commission income derived from its NYNEX and Bell Atlantic Agency Agreements. During this period, the Company will continue to experience cash flow shortfalls. Neither of the Omnipoint, nor the indirect AT&T arrangements, preclude the Company from other PCS activities, including activation solicitations for others. Accordingly, the Company will continue its efforts to build out and operate its own PCS system, pursuant to its recently acquired FCC PCS Licenses, and to operate and expand its proprietary paging system, in which capacities the Company acts, or will act, as an FCC licensed carrier.

NOTE 23 - CORRECTION OF AN ERROR

The accompanying financial statements have been restated to give effect to various adjustments arising from the issuance of the convertible debentures described in Note 2d and the loan agreement in note 7(E) (H) (I). The effect of the restatement was to decrease Net Income for the year ended December 31, 1996 by $367,036 ($.07 per share.), increase other assets by $1,826,585, and increase stockholder equity by $1,826,585.

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

         Mr. Gurian was elected a Director of the Company in March 1995. From January 1993 to the present, Mr. Gurian has been Chairman of the Board and CEO of Authentix Network, Inc., and is one of the pioneers of the Personal Communications Industry. He began his career as the Vice President of Radio Telephone Corporation in 1960. He then became Senior Vice President of Aerotron Inc., a Siemans Company. In 1980, three years before the launch of the first commercial cellular service in the U.S., Mr. Gurian was recruited by OKI Electric Industries Company of Japan to start and build OKI Telecom, the companies Cellular Telephone Division. While President and member of the Board of Directors of OKI Telecom's Cellular Telephone Division, the worlds first manufacturer of a cellular telephone, Mal Gurian was responsible for OKI receiving the first FCC type certification for a cellular telephone. Following the divestiture of AT&T, Mr. Gurian was instrumental in negotiating for OKI the only private label contracts with the seven Regional Bell Operating Companies. Under Mr. Gurian's leadership, OKI Telecom quickly became the premier provider of cellular phones to the U.S market. Also under Mr. Gurian's leadership, the company successfully introduced and marketed several new products, including the first briefcase portable cellular telephone, the OKI/Chrysler "Visor Phone" and OKI's credit card "Swipe" Telephone. After leaving OKI, Mr. Gurian served as President of Cartell, Inc. in Detroit and Cellcom Cellular Corporation in New Jersey until late 1991. Mr. Gurian became Chief Executive Officer and a Director of Universal Cellular Corporation in early 1992. He became Chairman of the Board and Chief Executive Officer of GlobalLink Communications, Inc. in January 1993 and remains in this position currently. He has developed strong relationships with all major cellular carriers and is frequently consulted by key industry leaders in important issues affecting the industry. Mr. Gurian serves as a moderator and speaker in numerous industry conventions and forums. Mr. Gurian has served as an advisor to many major companies including OKI, Sony, TRW and the Communications Division of Murata as a corporate and strategic consultant. He has been chosen to serve as an Arbitrator for the American Arbitration Association and is on the Advisory Board of Sims Communications, Inc. in Delray Beach, Florida. Mr. Gurian
                                67
is a recipient of the "Sarnoff Citation" from the Radio Club of America in addition to the "Special Service Award" and the "Fred Link Mobile Award." He also received the "Chairman's Award," the highest recognition bestowed by the National Association of Business and Educational Radio (NABER), in Washington, D.C. and has served as a Director of that organization. He is currently a Fellow and President Emeritus of the Radio Club of America amd has been a Director from 1977 to 1980, Vice President from 1980 to 1992, Executive Vice President in 1993 and President in 1994. Mr. Gurian is a 1995 recipient of an honorary degree of the Popov Scientific Society from the St. Petersburg Electrotechnical University in St. Petersburg, Russia. He is veteran of World War II having served in the U.S. Marine Corps where he participated in seven major South Pacific Campaigns; and he is listed In Marquis "Who's Who in America" and Who's Who in the World."

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

(6) Includes 10,000 shares of Common Stock issuable upon exercise of stock options and 20,000 shares of Common Stock purchased by promissory note on June 3, 1996.
                                72

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

         On October 6, 1995, the Company entered into a lending agreement with a bank. In that connection, the Company obtained a credit line to borrow up to $700,000, at an interest rate of 3/4% above the bank's base loan rate. As of September 30, 1996, the interest rate was 9.5%. The Company deposited a $700,000 three month certificate of deposit as collateral for such loan. The
                                  73
certificate of deposit earns 5% interest. The loan is also secured by certain Officers' personal guarantees (William S. Taylor and Les Winder), 245,000 shares of their stock, and all of the assets of the Company. The note is a ninety (90) day note which becomes due and payable on October 6, 1996. The note has been renewed for successive three month terms since January 6, 1996.

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

                                         Approximate      Approximate Percentage
                                           Amount(1)            of Net Proceeds
                                         -----------      ----------------------
Payment of Notes Issued in Payment of
 Deferred Portion of PCS Licenses(2)..    $1,729,267             58.88%

Purchase of Inventory and Promotional
 Expenses for Paging Services Business    $  175,000              5.96%

Advertising Costs for Paging and
 Retail and Wholesale Cellular Business   $   87,500              2.98%

Legal, Accounting, and Filing Fees, and Other
 Costs and Expenses Incident to Offering  $  118,000              4.02%

Working Capital(3)....................    $  827,233             28.17%
                                          ----------            ------
                         Total            $2,937,000            100.00%
                                          ----------            ------
                                          ----------            ------
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

Dated: June 27, 1997

                                               Electronics Communications Corp.


                                               By:s/---------------------
                                                    William S. Taylor
                                                    Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

      SIGNATURE                    CAPACITY                       DATE
      ---------                    --------                       ----

s/---------------    Chairman of the Board, Chief Executive     June 27, 1997
William S. Taylor    Officer, President (Principal Executive
                     and Financial Officer)

s/---------------    Executive Vice President, Treasurer and    June 27, 1997
Les Winder           Director

s/---------------    Director and Secretary                     June 27, 1997
Brenda Taylor

s/---------------    Controller                                 June 27, 1997
Andrew A. Miller

s/---------------    Director                                   June 27, 1997
Mal Gurian

s/---------------    Director                                   June 27, 1997
Robert DePalo

s/---------------    Director                                   June 27, 1997
Ira J. Tabankin