Form 10QSB
period 1997-06-30
ELECTRONICS COMMUNICATIONS CORP
filed 1997-08-19
CIK 926366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the transition period from ____________ to __________


                         Commission File Number 1-13764


                        ELECTRONICS COMMUNICATIONS CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                         11-2649088
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


         10 Plog Road
     Fairfield, New Jersey                                    07004
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (201) 808-8862

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ X ]    No [   ].

         The number of shares of the registrant's  common stock (     par value)
outstanding as of          , was         .

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      INDEX


        PART 1.     FINANCIAL INFORMATION (UNAUDITED)

        Item 1.     Consolidated Condensed Financial Statements

                    Consolidated Condensed Balance Sheets
                    June 30, 1997, March 31, 1997 and December 31, 1996

                    Consolidated Condensed Statements of Operations for the three months ended June 30, 1997 and 1996

                    Consolidated Condensed Statements of Cash Flows for the three months ended June 30, 1997

                    Consolidated Condensed Statements of Changes in Stockholders' Equity for the three months ended June 30, 1997

                    Notes to Consolidated Condensed Financial Statements


        Item 2. Management's Discussion and Analysis or Plan of Operation



        PART II.    OTHER INFORMATION

                    Signature page

                              ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                                             JUNE 30,         MARCH 31,        DECEMBER 31,
                                                         ------------      ------------      --------------
                                                               1997              1997              1996
                                                          (UNAUDITED)       (UNAUDITED)
CURRENT ASSETS
  Cash .............................................     $     23,447      $     48,620      $    179,188
  Accounts Receivable
    (Net of $508,400 Allowance for Doubtful Accounts
    at June 30, 1997,  $504,000 at March 31, 1997
    and $574,910 at December 31, 1996.) ............          731,176           685,709           676,797
  Inventories ......................................          186,338           256,698           187,953
  Loan Receivable ..................................          114,560           114,560           114,560
  Marketing Service Contract .......................          850,685         1,027,911         1,205,137
  Prepaid Expenses .................................            6,158             6,158            12,162
                                                         ------------      ------------      ------------

                        TOTAL CURRENT ASSETS .......        1,912,364         2,139,656         2,375,797
                                                         ------------      ------------      ------------


PROPERTY AND EQUIPMENT
  Property and Equipment ...........................        2,800,394         2,794,870         2,754,910
  Accumulated Depreciation .........................         (924,017)         (778,502)         (634,314)
                                                         ------------      ------------      ------------

                  NET PROPERTY AND EQUIPMENT .......        1,876,377         2,016,368         2,120,596
                                                         ------------      ------------      ------------

OTHER ASSETS
   PCS Licenses ....................................       26,452,200        26,452,200        26,452,200
   Deferred PCS Interest ...........................        1,334,275           910,023           479,401
   Loan Origination Fees ...........................          123,750           287,876           808,287
   Paging Carrier Agreement ........................          945,649           962,835           980,022
  Deferred Private Placements Costs ................             --             347,971           237,243
   Deferred Debenture Costs ........................          137,969              --                --
  Deferred PCS License Costs .......................          391,191           366,650           335,932
  Security Deposits and Other Assets ...............          141,287           126,945           160,795
   Goodwill ........................................           62,346            63,459            66,202
   Deferred Registration Costs .....................           76,546            84,176            84,176
                                                         ------------      ------------      ------------

                          TOTAL OTHER ASSETS .......       29,665,213        29,602,135        29,604,258
                                                         ------------      ------------      ------------

                                TOTAL ASSETS .......     $ 33,453,954      $ 33,758,159      $ 34,100,651
                                                         ============      ============      ============

                             See Notes to Consolidated Financial Statements.

                              ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                 (continued)


                                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               JUNE 30,         MARCH 31,      DECEMBER 31,
                                                            -----------      ------------      ------------
                                                                1997              1997              1996
                                                             (UNAUDITED)       (UNAUDITED)
CURRENT LIABILITIES
  Accounts Payable ...................................        2,576,224      $  1,971,849      $  1,956,329
  Notes Payable - Other ..............................          205,788           941,949         1,081,538
  Notes Payable - Bank ...............................           95,000            95,000            95,000
  Notes Payable - Stockholders .......................          112,604            92,215           181,677
  Current Portion of Obligations Under Capital Leases           234,885           234,885           234,885
  Current Portion of Long Term Debt ..................            8,793             8,793             8,793
  Private Placement Advance ..........................             --           1,628,254           500,000
  Accrued Expenses ...................................          353,025         1,002,617           552,005
  Accrued Interest ...................................        1,024,051           607,429           493,401
  Customer Deposits ..................................           22,854            23,929            24,009
                                                            -----------      ------------      ------------

                   TOTAL CURRENT LIABILITIES .........        4,633,224         6,606,920         5,127,637
                                                           ------------      ------------      ------------

LONG TERM LIABILITIES
  Notes Payable ......................................       23,806,980        23,806,980        23,806,980
  Long Term Debt .....................................           38,981            41,879            43,971
  Obligations under Capital Leases ...................          625,085           682,377           745,639
  Debentures Payable Advance .........................        1,061,302              --                --
                                                           ------------      ------------      ------------

TOTAL LONG TERM LIABILITIES ..........................       25,532,348        24,531,236        24,596,590
                                                           ------------      ------------      ------------

Minority Interest ....................................          428,344           424,542           415,474

                              See Notes to Consolidated Financial Statements.

                              ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                 (continued)





                                                               JUNE 30,         MARCH 31,      DECEMBER 31,
                                                            -----------      ------------      ------------
                                                                1997              1997              1996
                                                             (UNAUDITED)       (UNAUDITED)
STOCKHOLDERS' EQUITY
  Preferred Stock,  par value $.01 per share,
     8,000,000 authorized, 4,000,000
    Series B Non-Voting Convertible Shares issued
     outstanding at June 30, 1997, March 31, 1997
     and December 31 1996, respectively ..............           40,000            40,000            40,000
  Common Stock, par value $.60 per share, 40,000,000
     authorized, issued and outstanding , 1,221,626 at
     June 30, 1997 and  1,015,765 at March 31, 1997
     and December 31, 1996  ..........................          732,976           609,460           609,460
  Additional Paid-In Capital .........................       20,185,397        18,295,820        18,295,820
  Retained (Deficit) .................................      (12,092,634)      (10,723,068)       (8,978,629)
  Subscription Receivable ............................       (6,000,000)       (6,000,000)       (6,000,000)
  Notes Receivable arising from Common Stock Purchase
  Warrants Sold ......................................           (5,701)           (5,701)           (5,701)
                                                           ------------      ------------      ------------

                  TOTAL STOCKHOLDERS' EQUITY .........        2,860,038         2,216,511         3,960,950
                                                           ------------      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........     $ 33,453,954      $ 33,779,209      $ 34,100,651
                                                           ============      ============      ============

                             See Notes to Consolidated Financial Statements.

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT)
                                       (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      JUNE 30,
                                                            ----------------------------
                                                                1997             1996
                                                            -----------      -----------
REVENUES
  Paging & Two Way Radio ..............................     $   545,532             --
  Commissions .........................................          95,573        1,036,169
  Electronics .........................................           9,614        1,230,268
  Interest Income .....................................             430             --
                                                            -----------      -----------

                                 TOTAL SALES ..........         651,149        2,266,437
                                                            -----------      -----------
COST OF SALES
  Paging & Two Way Radio ..............................         347,167             --
  Commissions .........................................          85,663          808,962
  Electronics .........................................           9,421          971,918

                         TOTAL COST OF SALES ..........         442,251        1,780,880
                                                            -----------      -----------

                                GROSS PROFIT ..........         208,898          485,557
                                                            -----------      -----------
EXPENSES
  Selling .............................................         542,204          380,566
  General and Administrative ..........................         938,195          685,111
  Interest Expense ....................................          94,263           43,327
                                                            -----------      -----------

                              TOTAL EXPENSES ..........       1,574,662        1,109,004
                                                            -----------      -----------

INCOME BEFORE MINORITY INTEREST,
AND INCOME TAXES ......................................      (1,365,764)        (623,447)
                                                            -----------      -----------

 Minority Interest in Loss of Consolidated Subsidiaries          (3,802)            --
                                                            -----------      -----------

LOSS BEFORE INCOME TAXES ..............................      (1,369,566)        (623,447)
  Income Taxes ........................................            --               --
                                                            -----------      -----------

NET LOSS ..............................................     ($1,369,566)     ($  623,447)

LOSS PER COMMON SHARE .................................     ($     1.30)     ($     2.27)
                                                            ===========      ===========

AVERAGE COMMON SHARES OUTSTANDING (NOTE 11) ...........       1,052,820          274,983
                                                            ===========      ===========

                             See Notes to Consolidated Financial Statements.

                     ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                        JUNE 30,
                                                             -----------      -----------
                                                                  1997            1996
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss .............................................     ($1,369,566)     ($  623,447)
  Adjustments to Reconcile Net Loss
  Net Cash Used By Operations:
  Issue of Common Stock for Marketing Agreement ........            --        $   187,500
  Issue of Common Stock for interest expense ...........          33,334
  Depreciation and Amortization ........................         355,481           10,942
  Amortization of Service Contract .....................         177,226             --
  Provision for Doubtful Accounts ......................           4,404             --
  Non Cash Other Expense ...............................            --                 (7)
  Minority Interest in Loss ............................          (3,802)            --
  Changes in:
  Accounts Receivable ..................................         (49,871)        (909,659)
  Inventories ..........................................          70,360            6,281
  Prepayments ..........................................            --              9,141
  Accounts Payable .....................................         604,375         (321,732)
  Accrued Expenses and Taxes Payable ...................        (649,592)          84,714
  Accrued Interest .....................................         416,622             --
  Customer Deposits ....................................          (1,075)          38,742
    TOTAL ADJUSTMENTS ..................................         957,462         (894,078)
                                                             -----------      -----------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES ...................................        (412,104)      (1,517,525)
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Receivable ......................................            --            482,966
  Purchase Warrants ....................................            --             33,300
  Other Assets .........................................          (5,599)         (21,267)
  Deferred PCS Interest Costs ..........................        (424,252)         (17,500)
  Deferred PCS License and Buildout Costs ..............         (24,541)            --
  Deferred Private Placement Costs .....................         347,971         (143,037)
  Deferred Debenture Costs .............................        (137,969)            --
  Bid Deposit ..........................................            --           (322,610)
  Additions to Property and Equipment ..................          (5,524)        (134,906)
  Payment for purchase of Threshold Communications, Inc.
    net of cash acquired ...............................            --           (180,556)
                                                             -----------      -----------
NET CASH BY
INVESTING ACTIVITIES ...................................        (249,914)        (303,610)
                                                             -----------      -----------

                             See Notes to Consolidated Financial Statements.

                     ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                        (continued)

                                                                  THREE MONTHS ENDED
                                                                        JUNE 30,
                                                             -----------      -----------
                                                                  1997            1996
                                                             -----------      -----------
CASH FLOWS FROM FINANCING
ACTIVITIES
  Net Proceeds (Payments) of Shareholder Loans .........          20,389         (218,312)
  Private Placement Advance ............................      (1,628,254)            --
  Payments of Bank Loans ...............................            --            (15,000)
  Proceeds from Debentures Advance .....................       1,061,302        2,808,406
  Payments of Other Loans ..............................        (364,059)            --
  Principal Payments of Capital Lease Obligations ......         (57,292)         (24,665)
  Sale of Common Stock .................................       1,604,759          142,250
                                                             -----------      -----------
NET CASH BY
FINANCING ACTIVITIES ...................................         636,845        2,692,679
                                                             -----------      -----------

NET INCREASE (DECREASE) IN CASH ........................         (25,173)         871,544
CASH, BEGINNING OF PERIODS .............................          48,620           54,329
                                                             -----------      -----------

CASH, END OF PERIODS ...................................     $    23,447      $   925,873
                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
 CASH PAID DURING THE PERIOD FOR :
  Interest ..........................................     $ 94,263     $ 43,327
  Taxes .............................................         --           --
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Property Acquired Under Capital Lease .............         --       ($32,258)
  Common Stock Issued for Payment of Loan Payable ...     $375,000         --

                 See Notes to Consolidated Financial Statements.

                                          ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                       Additional        Retained
                                              Preferred Stock                  Common Stock            Paid-In           Earnings
                                           Shares        Amount            Shares         Amount        Capital          (Deficit)
                                      ------------    ------------    ------------    ------------    ------------     ------------

Balance as of December 31, 1996 ..       4,000,000    $     40,000       1,015,765    $    609,460    $ 18,295,820     ($ 8,978,629)
Net loss .........................            --              --              --              --      ($ 1,744,439)            --
                                      ------------    ------------    ------------    ------------    ------------     ------------

Balance as of March 31, 1997 .....       4,000,000    $     40,000       1,015,765    $    609,460    $ 18,295,820     ($10,723,068)
Sale of Common Stock in connection
  with Private Placement net of
  $457,239 of expenses ...........            --              --           205,861    $    123,516    $  1,889,577             --
Net loss .........................            --              --              --              --              --       ($ 1,369,566)
                                      ------------    ------------    ------------    ------------    ------------     ------------

Balance as of June 30, 1997 ......       4,000,000    $     40,000       1,221,626    $    732,976    $ 20,185,397     ($12,092,634)
                                      ============    ============    ============    ============    ============     ============

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                      Notes Receivable
                                        Arising From
                                        Common Stock      Subscription
                                      Purchase Warrant     Receivable          Total
                                        -----------       -----------       -----------
Balance as of December 31, 1996 ..      ($    5,701)      ($6,000,000)      $ 3,960,950
Net loss .........................             --                --         ($1,744,439)
                                        -----------       -----------       -----------

Balance as of March 31, 1997 .....      ($    5,701)      ($6,000,000)      $ 2,216,511
Sale of Common Stock in connection
  with Private Placement net of
  $457,239 of expenses ...........             --                --         $ 2,013,093
Net loss .........................             --                --         ($1,369,566)
                                        -----------       -----------       -----------

Balance as of June 30, 1997 ......      ($    5,701)      ($6,000,000)      $ 2,860,038
                                        ===========       ===========       ===========

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) Business Activity and Basis of Presentation

         During 1994, Electronics Communications Corp. (the "Company") changed its name from Genetic Breeding, Inc. to Internow Affiliates, Inc. and then to Electronics Communications Corp. Effective on January 1, 1994, the Company acquired Free Trade Distributors, Inc. (which engages in the wholesale distribution of cellular telephones and related accessories and electronic products) and Trade Zone Distributors, Inc. (which engages in the activation of cellular radio subscribers for commissions, both serving the New York Metropolitan Area).

         In 1995, the Company formed Electrocomm Wireless, Inc., a Delaware corporation as a subsidiary, to become a radio paging and two-way radio carrier in the New York Metropolitan Area and the State of New Jersey.

         In July 1995, the Company formed Personal Communications Network, Inc.("PCN"), a Delaware corporation, to participate in the Federal Communications Commission auction for licenses to engage in personal communications services ("PCS"). On May 8, 1996 the Company obtained six PCS licenses for $26,452,200 entitling it to operate wireless PCS telephone systems covering nearly 1.5 million people in three states. In February, 1997 four (4) officers and directors of the Company acquired a 24% interest in "PCN".

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

         On July 31, 1997 the Company authorized a 12 to 1 reverse stock split of its $.05 par value common stock. The new common stock will have a $.60 per share par value. All references to number of common shares for all periods presented have been retroactively restated for the reverse stock split.

         On August 11, 1997 the Company changed its year end from December 31 to March 31.

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

         generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10K-SB for the year ended December 31, 1996.

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

         (C) Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided using accelerated methods over the estimated useful lives of the respective assets (5 to 7 years). Depreciation expense charged to operations for the quarter ended June 30, 1997 and 1996 was $145,515 and $21,881, respectively.

         (D) Inventories

         Inventories are valued at the lower of cost or market, cost is determined using the first in, first out method.

         (E) Revenue Recognition

         It is the Company's policy to categorize revenue into either sales from electronic goods, commissions for fees earned on sales of cellular radio service contracts or sales from its radio paging and two way radio services. Sales from electronic goods includes, but is not limited to cellular phones and related accessories and other electronic automobile and office products. Revenue from the above mentioned products are recognized when they are shipped. Revenues from sales of electronic goods represented 1% and 54% of the Company's total revenue for the quarter ended June 30, 1997 and 1996 respectively. Commissions are inclusive of fees earned for the sale of cellular radio service contracts and residuals received on those contracts. Revenues and related commissions from the sale of the service contracts are

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (E) Revenue Recognition (continued)

         recognized at the point of activation. Revenues from residuals are realized when approved by the cellular radio service supplier and are paid on customer usage for a maximum of three years. Commission revenue represented 15% and 40% of the Company's total revenue for the quarter ended June 30, 1997 and 1996 respectively.

         The Company establishes a reserve of 3.5% for charge-backs on customers that prematurely terminate cellular service. In addition to the commissions paid by the cellular radio supplier, the Company receives co-op fees. Co-op fees are reimbursements of expenditures that are approved by the cellular radio supplier for advertising and promotion in connection with the sale of cellular radio contracts. Revenues from radio paging and two way radio services are recognized in the beginning of the month for which they are invoiced and amounted to 84% of revenues in the quarter ended, June 30, 1997.

         (F) Concentration of Credit Risk

         The Company maintains its major cash accounts in banks in the New York and New Jersey Area. The total cash deposits are insured by the Federal Deposit Insurance Corporation up to $100,000 per account.

         The Company currently receives all of its commission revenue from two major cellular radio and PCS carriers. Although there are a limited number of sources for this type of revenue, management believes that other sources could provide similar commissions on comparable terms. A change in carriers could cause a delay in activations and a loss of sales which would affect operating results adversely.

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

         (H)  Fair Value of Financial Instruments

         At June 30, 1997, March 31, 1997 and December 31, 1996, the fair values of cash, cash equivalents, non-convertible short term debt and current portion of long-term debt, accounts payable, accrued interest, accrued salaries and other accrued liabilities approximated their carrying values because of the short-term nature of these instruments. The fair value and carrying amount of the Company's long term notes payable are deemed to be approximately equivalent as the note was issued based upon current interest rates.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PRIVATE PLACEMENT OF SECURITIES AND 8% CUMULATIVE CONVERTIBLE
         DEBENTURES

         Prior to June 30, 1997 the Company received a $923,333 advance representing future payments for $1,061,302 of 8% cumulative convertible debentures due June 30, 2000. Subsequent to June 30, 1997 the Company received $1,251,667 for $1,438,698 of these debentures.

         205,861 units consisting of one share of common stock and 1 1/2 warrants to purchase .75 shares of common stock sold in a Private Placement of securities on May 29, 1997 are expected to be converted into $2,470,334 of the 8% cumulative convertible debentures. The closing is expected to be completed in the September 30, 1997 quarter. For the issuance of the 205,861 units on May 29, 1997, the Company received $1,604,760, exchanged $408,334 of notes payable and accrued interest and paid $457,239 of expenses related to the Private Placement of securities.

NOTE 3 - ACCOUNTS RECEIVABLE

         Accounts Receivable consist of amounts due for sales of electronic goods, commissions due from major cellular radio and PCS suppliers and from sales of radio paging and two way radio service. Components of Accounts Receivable are $154,399 for the sale of electronic goods, $197,552 for commissions, and $379,225 for the sale of radio paging and two way radio service at June 30, 1997, $131,435, $194,129 and $360,145 at March 31, 1997 and  $183,178,  $240,908 and $252,711 at December 31,
         1996.

NOTE 4 - OTHER ASSETS

         (A) The PCS licenses were awarded in a Federal Communications Commissions "C" Block Auction. The markets awarded the Company include Elmire-Corning, New York; Bangor/Lewiston-Auburn/Waterville-Augusta, Maine; and Burlington/Rutland-Bennington, Vermont. The Vermont markets encompass virtually the whole state. The Maine markets cover a majority of the population and most of the state geographically. The licenses expire and are subject to renewal after ten (10) years.

         The Company's total winning bids amounted to $26,452,200, after the 25% discount provided to small businesses, which the Company qualifies for, under the terms of the auction. The Company deposited cash of $2,645,220. The remaining balance will be paid out over the next 10 years with 7% interest only during the first six years. Included on the license costs are certain legal fees incurred in obtaining the license. Capitalized PCS interest in the amount of $1,334,275 represents interest capitalized in conjunction with these licenses. Interest capitalized was $424,252, $430,622 and $479,401 for the three months ended June 30, 1997, March 31, 1997 and the year ended December 31, 1996 respectively. The company has not begun PCS service. Upon inception of such services, the Company will amortize the licenses and related costs over a 40 year period.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (B) Deferred License Costs consists of various legal, consulting and registration fees in connection with obtaining paging licenses, two-way radio licenses and personal communication service licensing. Interest cost associated with obtaining these licenses is being capitalized. The licenses when put into service will be amortized over a forty year period.

         (C) The Paging Carrier Agreement consists of six paging licenses with various paging carriers. The cost of such agreements are being amortized over a fifteen year period.

NOTE 5 - LOAN RECEIVABLE

         On June 30, 1997 the loan receivable-other consists solely of a note due from one of the Company's consultants. This note is due December 31, 1997 and bears an interest rate of 8%.

NOTE 6 - MARKETING SERVICE CONTRACT

         On September 4, 1996, the Company entered into a Client Service Agreement with a public relations firm. Pursuant to the terms of the
         agreement,   the  firm  was  hired  as  a  financial  public  relations consultant to promote the Company's business to the financial community. The term of the agreement is for two years. In consideration of the services to be performed by the firm, the Company issued 191,667 registered shares of the Company's common stock. As of June 30, 1997 the Company had $850,685 prepaid with respect to this contract.

NOTE 7 - NOTES PAYABLE

         (A ) On April 18, 1995, the Company entered into a financing agreement with a bank in the amount of $100,000. This loan is personally guaranteed by the Company's President, cross corporate guaranteed by Free Trade Distributors, Inc. and secured by the Company's inventory. Interest is payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. At June 30, 1997, March 31, 1977 and December 31, 1996, the balance on this loan was $95,000. This note was extended by the bank until August 7, 1997. The Company is negotiating to convert this financing arrangement into a long term note or similar debt instrument which should be completed prior to September 30, 1997.

         (B) On February 29, 1996, the Company entered into a financing arrangement with a corporation in the amount of $134,000. Interest is payable at a rate of 10% in monthly installments of $1,117 per month. As additional consideration, the Company issued the corporation 66,667 "A" Warrants with 90 day registration rights and "Piggy Back" registration rights with any other offering of the Company. The balance of this loan was $109,711 at December 31, 1996. The note was paid in 1997. As a result of this transaction, $500,000 in loan origination fees were recognized, which were being amortized over the life of the loan.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (C) In connection with TCI's acquisition of GCE, the Company assumed a $350,000 non-interest bearing note payable to a corporation owned by a shareholder of the Company. The Principal amount of this non interest bearing note was $251,777, $281,944 and $311,111 at June 30, 1997,
         March 31, 1997 and December 31, 1996, respectively, less unamortized discount (discount is based on interest of 12%) for a net balance of $205,788, $235,955 and $265,121 respectively.

         (D) The Notes Payable - FCC consist of six 7% 10 year notes aggregating $23,806,980. The notes are payable in quarterly installments of interest only for the first six years and principal plus interest thereafter. The notes are secured by the PCS licenses. The interest payment due December 31, 1996 was partially paid on March 31, 1997. The Company has not made a quarterly interest payment since March 31, 1997. This non-payment is due to an FCC moratorium on quarterly interest payments while it awaits a decision on the FCC changing the quarterly installment due. This anticipated change is being considered to allow PCS license holders to better utilize short term cash to more quickly build out their systems in an effort to generate revenues. The Company has accrued interest expense of $1,334,275 through the June 30, 1997 quarter.

         (E) On September 20, 1996, the Company entered into a loan agreement with a private lender, pursuant to which the Company borrowed $500,000. The loan bore interest at the rate of 10% per annum. The loan became due and payable on or before June 20, 1997, however the Company requested an automatic three (3) month extension on the due date. The Company used the proceeds of this loan for general corporate purposes. The balance owed at March 31, 1997 and December 31, 1996 was $500,000. In the three months ended June 30, 1997, the Company paid $125,000 of this note and exchanged $375,000 for shares of common stock of the Company.

         (F) Purchase Money Notes Payable in monthly installments of $1,262 including interest at 13%. The last payment is due on August 1, 2001. This loan is collateralized by equipment with a book value of $44,842. The balance of this loan was $47,774, $50,852 and $52,764 at June 30, 1997, March 31, 1997 and December 31, 1996 respectively.

         (G) On October 21, 1996 the Company entered into a loan agreement with a private lender in the amount of $200,000. The loan is due in November 1997 with interest at 10% per annum. The loan was secured by all of the Company's current accounts receivable as well as all equipment and fixtures owned by the Company. See Notes 2J and 13. The note was paid in full during the quarter ended June 30, 1997

NOTE 8 - CAPITAL LEASE

         The interest rates on the capitalized leases range from 10% to 29.17% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessors implicit rate of return.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - NOTES PAYABLE - STOCKHOLDERS

         Notes Payable - Stockholders are unsecured and payable on demand with interest at rates from 7.5% to 10.65% per annum.

NOTE 10 - OTHER ADVERTISING, PROMOTIONAL AND MARKETING SERVICES

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

NOTE 11 - LOSS PER COMMON SHARE

         The Company computes loss per common share by dividing the net loss by the weighted average number of common stock and dilutive equivalent shares outstanding. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same.

NOTE 12 - CONVERTIBLE PREFERRED STOCK

         On July 23, 1996, the Board of Directors of the Company authorized the issuance of an aggregate of 4,000,000 shares of Series B Preferred Stock ("Preferred Stock"). Each share of Preferred Stock is valued at $1.50 per share and convertible into .13 shares of the Company's common stock. These shares were purchased by three year Promissory Notes ("Notes") bearing interest at the rate of 7% per annum. The interest shall accrue and not be payable until the securities are sold. The Notes shall be immediately extendible for additional one year terms. The Notes are non-recourse, but collateralized by the Pledge of the Preferred Stock. Each share of Preferred Stock is subject to a three year vesting period, whereby 1/3 was immediately vested, and the balance to be vested during the next two years as long as the aforementioned individuals remain as either an officer or director of the Company.

NOTE 13 - WARRANTS TO PURCHASE COMMON STOCK

         During 1996, the Company issued 46,667 shares of Class A warrants in connection with obtaining financing from certain private lenders. The warrants entitle the holder to purchase one share of common stock at a price of $30.00 and are exercisable through May 12, 1999.

NOTE 14 - INCOME TAXES

         The Company adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method,

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has net operating loss carry forwards that it does not expect to utilize pursuant to Internal Revenue Regulations.

NOTE 15- PENDING LITIGATION

         On March 4, 1996 the Company commenced an action entitled Electronics Communications Corp. against Toshiba America Consumer Products, Inc. ("Toshiba") and Audiovox Corporation ("Audiovox"), case number 96 Civ. 1365, in the United States District Court of the Southern District of New York. The Complaint asserts claims for antitrust, breach of contract, tortious interference with contract and tortious interference with prospective economic advantage and business relations. The Complaint seeks damages in excess of $3,000,000. This action was commenced because the Company expended significant monies and resources including the issuance of 16,667 shares of the Company's common stock to a consultant in anticipation of a South American cellular telephone program which the Company was to undertake exclusively on behalf of Toshiba, based on certain reliance on Toshiba, and the withdrawal of Toshiba's commitment based on what the Company believes is an unlawful conspiracy with Audiovox. Immediately prior to the commencement of the program, Toshiba discontinued manufacturing the line of cellular telephones that the program was designed to offer. This decision, which the Company believes was coerced by Audiovox, has caused significant damages to the Company.

         The defendants Toshiba and Audiovox moved to dismiss a portion of the case, claiming that the Company had not pled a cognizable antitrust cause of action, and that the remaining claims should be dismissed for the lack of supplemental jurisdiction, which could then be prosecuted in state courts. On August 12, 1996 the Court ruled in favor of the motion of defendants, Toshiba and Audiovox, and the case was dismissed on such date. The Company appealed the Court's ruling, filing its Brief on Appeal on February 21, 1997. On March 12, 1997, Toshiba and Audiovox served their responsive briefs, and oral argument before the United States Court of Appeals for the Second Circuit was held on May 22, 1997, and the parties are awaiting the Court's decision.

         On or about March 11, 1997, the Company was served with a Summons and Complaint in an action entitled: "Daily News, L.P. v. Free Trade a/k/a Free Trade Distributors, Inc. and Electronics Communications Corp.," pending in the United States District Court for the Southern District of New York. The Plaintiff, The Daily News, claims breach of a certain Advertising Contract, in that the Company's subsidiary failed to pay for certain advertising and failed to meet the minimum advertising expenditures set forth therein, resulting in the Imposition of a "short rate" with higher payment requirements. As a result, Plaintiff claims damages aggregating $156,284.87. The Company believes it has an

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15- PENDING LITIGATION (continued)

         excellent working relationship with The Daily News, and that this suit resulted from a misunderstanding between the respective principals of the parties, and which concerned the dependency of the level of the Company's advertising on the continuation of the Company's agency relationship with BANMC. Counsel for the Company and The Daily News stipulated to extend the Company's time to answer or move with respect to the Complaint, so that the principals might confer.

         As a result of those discussions, an Agreement in Principle regarding settlement was reached. Counsel for the parties have prepared and the parties have executed appropriate settlement documents which have been submitted to the Court to be "So Ordered." In substance, the agreement provides for the payment of $75,000 by the Company in sequential payments through in or about March, 1998, with a resumption of advertising in The Daily News at such times and in such amounts as the Company may determine. If The Daily News is satisfied that the business relationship has been restored to its satisfaction as at December 31, 1997, it shall waive all additional payments and the matter shall be settled for $75,000. If for any reason The Daily News elects to proceed, the Company retains all defenses to the payment of any amounts in excess of $75,000.

         On or about July 11, 1997 the Company was served with a Summons and Complaint in an action entitled: Brightpoint, Inc. v. Free Trade Distributors, Inc. and Electronics Communications Corp., pending in the United States District Court for the southern District of Indiana, Indianapolis Division. Brightpoint is a former supplier of the Company, and claims that the Company owes it approximately $400,000 plus interest for merchandise delivered, consisting principally of cellular telephones. Prior to this suit, counsel for the Company advised the potential claimant that the Company believes it has valid and compelling counterclaims which equal or exceed Brightpoint's claims for payment. The Company has not answered yet, based upon an agreement with counsel for Brightpoint to extend such obligation to answer without date, pending an exchange of documents, information and views, and possible settlement discussions. However, if settlement can not be achieved on a basis deemed to be reasonable by Management for the Company, the Company intends to direct its counsel to deny the essential allegations of the Complaint, and to assert counterclaims in excess of Brightpoint's claims. Since this litigation is at its incipient stage, it is too early to fully assess the likely outcome, or any ability to achieve alternative resolution.

NOTE 16- BUSINESS PLAN AND LIQUIDITY

         The Company's financial statements for the three months ended June 30, 1997 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred net losses of $1,369,566 for the quarter ended June 30, 1997, $1,048,802 for the quarter ended March 31, 1997 and $5,604,054 for the year ended December 31, 1996. The Company has a working capital deficiency of $2,720,860 at

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16- BUSINESS PLAN AND LIQUIDITY (continued)

         June 30, 1997. In addition, the Company has an interest payment in excess of $2,000,000 due to the FCC (see Note "7D") upon lifting of the moratorium. Management recognizes that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources. Management's plans include consideration of the sale of additional equity securities under appropriate market conditions, alliances with entities interested in and resources to support the Company's operation or other business transactions which would generate sufficient resources to assume continuation of the Company's operations.

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

RESULTS OF OPERATIONS:

Three months ended June 30, 1997 compared to the three months ended June 30, 1996.

         Revenues for sales of electronic products and commissions decreased by $1,220,654 and $940,596. respectively to $9,614. And $95,573. for the quarter ended June 30, 1997. The decrease was fully attributable to the Company's redirection of its operations and business away from acting principally as a distributor of consumer home and office electronics products to operating as a multi-faceted wireless telecommunications company. In light of this change in direction, paging and two-way radio sales was $542,532. For the quarter ended June 30, 1997 cost of paging and two-way radio sales was $347,167 or 64.0% for the quarter.

        Cost of electronics and commissions sales as a percentage of sales for the quarter ended June 30, 1997 was 98.0% and 89.6%, respectively versus 79.0% and 78.1%, respectively for the quarter ended June 30, 1996. This increase cost of sales was totally attributable to the change in business direction addressed previously. In addition, the costs attributable to commission sales increased due to the settlement and separation agreement which is addressed fully in Part II, Item 5, "Other Information".

         Selling, general and administrative expenses increased by $414,722, or 38.9% as compared to the quarter ended June 30, 1996. This increase was attributable in part to increased sales and administrative personnel and other expenses required to meet the Company's expansion and growth as a multi-faceted wireless communications provider.

        Interest expense increased by $50,936 for the comparable quarters due to increased borrowing by the Company.

         The Company had an operating loss before taxes of $1,369,566 for the quarter ended June 30, 1997 as compared to a loss of $623,447 for the quarter ended June 30, 1996. These losses resulted primarily from expenditures associated with the development and marketing of the Company's paging and two-way radio systems and the Company's move to more suitable premises including offsite antenna and transmitter sites.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred net losses of $1,369,566 for the quarter ended June 30, 1997. The Company has a working capital deficiency of $2,720,860 at June 30, 1997. Management recognizes that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources. Management's plans include consideration of the sale of additional equity securities under appropriate market conditions, alliances with entities interested in and resources to support the Company's operation or

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES

other business transactions which would generate sufficient resources to resume continuation of the Company's cash flow operations. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no alternative, assuming the Company raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing or enter into such business alliance, management will be required to severely curtail the Company's operation.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES



                                     PART II


                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 4, 1996 the Company commenced an action entitled Electronics Communications Corp. against Toshiba America Consumer Products, Inc. ("Toshiba") and Audiovox Corporation ("Audiovox"), case number 96 Civ. 1365, in the United States District Court of the Southern District of New York. The Complaint asserts claims for antitrust, breach of contract, tortious interference with contract and tortious interference with prospective economic advantage and business relations. The Complaint seeks damages in excess of $3,000,000. This action was commenced because the Company expended significant monies and resources including the issuance of 16,667 shares of the Company's common stock to a consultant in anticipation of a South American cellular telephone program which the Company was to undertake exclusively on behalf of Toshiba, based on certain reliance on Toshiba, and the withdrawal of Toshiba's commitment based on what the Company believes is an unlawful conspiracy with Audiovox. Immediately prior to the commencement of the program, Toshiba discontinued manufacturing the line of cellular telephones that the program was designed to offer. This decision, which the Company believes was coerced by Audiovox, has caused significant damages to the Company.

         The defendants Toshiba and Audiovox moved to dismiss a portion of the case, claiming that the Company had not pled a cognizable antitrust cause of action, and that the remaining claims should be dismissed for the lack of supplemental jurisdiction, which could then be prosecuted in state courts. On August 12, 1996 the Court ruled in favor of the motion of defendants, Toshiba and Audiovox, and the case was dismissed on such date. The Company appealed the Court's ruling, filing its Brief on Appeal on February 21, 1997. On March 12, 1997, Toshiba and Audiovox served their responsive briefs, and oral argument before the United States Court of Appeals for the Second Circuit was held on May 22, 1997, and the parties are awaiting the Court's decision.

         On or about March 11, 1997, the Company was served with a Summons and Complaint in an action entitled: "Daily News, L.P. v. Free Trade a/k/a Free Trade Distributors, Inc. and Electronics Communications Corp.," pending in the United States District Court for the Southern District of New York. The Plaintiff, The Daily News, claims breach of a certain Advertising Contract, in that the Company's subsidiary failed to pay for certain advertising and failed to meet the minimum advertising expenditures set forth therein, resulting in the Imposition of a "short rate" with higher payment requirements. As a result, Plaintiff claims damages aggregating $156,284.87. The Company believes it has an

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES excellent working relationship with The Daily News, and that this suit resulted from a misunderstanding between the respective principals of the parties, and which concerned the dependency of the level of the Company's advertising on the continuation of the Company's agency relationship with BANMC. Counsel for the Company and The Daily News stipulated to extend the Company's time to answer or move with respect to the Complaint, so that the principals might confer.

         As a result of those discussions, an Agreement in Principle regarding settlement was reached. Counsel for the parties have prepared and the parties have executed appropriate settlement documents which have been submitted to the Court to be "So Ordered." In substance, the agreement provides for the payment of $75,000 by the Company in sequential payments through in or about March, 1998, with a resumption of advertising in The Daily News at such times and in such amounts as the Company may determine. If The Daily News is satisfied that the business relationship has been restored to its satisfaction as at December 31, 1997, it shall waive all additional payments and the matter shall be settled for $75,000. If for any reason The Daily News elects to proceed, the Company retains all defenses to the payment of any amounts in excess of $75,000.

         On or about July 11, 1997 the Company was served with a Summons and Complaint in an action entitled: Brightpoint, Inc. v. Free Trade Distributors, Inc. and Electronics Communications Corp., pending in the United States District Court for the southern District of Indiana, Indianapolis Division. Brightpoint is a former supplier of the Company, and claims that the Company owes it approximately $400,000 plus interest for merchandise delivered, consisting principally of cellular telephones. Prior to this suit, counsel for the Company advised the potential claimant that the Company believes it has valid and compelling counterclaims which equal or exceed Brightpoint's claims for payment. The Company has not answered yet, based upon an agreement with counsel for Brightpoint to extend such obligation to answer without date, pending an exchange of documents, information and views, and possible settlement discussions. However, if settlement can not be achieved on a basis deemed to be reasonable by Management for the Company, the Company intends to direct its counsel to deny the essential allegations of the Complaint, and to assert counterclaims in excess of Brightpoint's claims. Since this litigation is at its incipient stage, it is too early to fully assess the likely outcome, or any ability to achieve alternative resolution.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES

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

         These Series B Preferred Shares are subject to a three (3) year vesting period pursuant to which 1/3 of the shares vest immediately, and on July 23, 1997 an additional 1/3 of the shares vested on July 23, 1998, if the aforementioned individuals are still employed by, or a director of, the Company at such time. On July 23, 1996, the Company reserved 500,000 common shares for issuance upon the conversion of these Series B Preferred Shares.

         On November 7, 1996, at the Annual Meeting of Shareholders, stockholders of record on October 11, 1996, voting in person and by proxy, voted to approve "Proposal No. 2" described in the Company's Notice of Annual Meeting and Proxy Statement, dated October 17, 1996, which ratified this action by the Board of Directors. 139,435 votes were cast against this Proposal and 425,496 votes were cast for this Proposal.

         The other two matters voted on at this annual meeting of shareholders was "Proposal No. 1" with respect to the election of directors, pursuant to which, of the 992,960 votes entitled to be cast at the meeting, the number of votes listed next to the name of each director were cast in favor of his or her election:

         Taylor            773,438                   DePalo            773,413

         Winder            773,271                   Gurian            773,468

         B. Taylor         773,271                   Tabankin          773,438

In addition, "Proposal No. 3," relating to the approval of the selection of accountants for fiscal year 1997 was approved by 774,621 votes for such ratification and 4,522 votes against.

ITEM 5. OTHER INFORMATION

        The Company has consummated a "Settlement & Separation Agreement" severing its agency relationships with NYNEX Mobile Communications, Inc. ("NYNEX") and Bell Atlantic Mobile Communications, Inc. ("Bell Atlantic") with respect to the solicitation of cellular activations. This was the Company's largest source of commission and other income over the past twelve months. As

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES

part of this arrangement, the Company agreed to settle its claims for commissions due for the fixed sum of $95,000, net of NYNEX's and Bell Atlantic's agreement to waive certain payables by the Company. In addition, as part of the Settlement and Separation Agreement, Bell Atlantic and NYNEX have agreed to release the Company from the restrictions of certain solicitation and non-competition provisions contained in the Company's Agency Agreements with NYNEX and Bell Atlantic, respectively, which provisions would have precluded the Company from soliciting prior customers and from engaging in solicitations of activations for Personal Communications Services ("PCS") in the New York Metropolitan Area. The Company continues to believe that PCS is the future of wireless communications. The Company has already entered into various preliminary agreements with respect to soliciting activations for PCS, and cellular activations on behalf of OmniPoint and AT&T (directly or through various agents) in the New York Metropolitan Area. By virtue of these arrangements, the Company believes that in the next several months it will be able to replace most or all of its prior commission income derived from its NYNEX and Bell Atlantic Agency Agreements. During this period, the Company will continue to experience cash flow shortfalls. Neither the OmniPoint, nor the indirect AT&T arrangements, preclude the Company from other PCS activities, including activation solicitations for others. Accordingly, the Company will continue its efforts to build out and operate its own PCS system, pursuant to its recently acquired FCC PCS Licenses, and to operate and expand its proprietary paging system, in which capacities the Company acts, or will act, as an FCC licensed carrier.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES


                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:     August 12, 1997

                                                ELECTRONICS COMMUNICATIONS CORP.



                                                By: /s/ William S. Taylor
                                                    ----------------------------
                                                    William S. Taylor, President