Form 10QSB
period 1997-09-30
ELECTRONICS COMMUNICATIONS CORP
filed 1997-11-19
CIK 926366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

         The number of shares of the registrant's common stock ($.60 par value) outstanding as of November 17, 1997 was 4,052,576 shares (see Note 1).

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      INDEX


        PART 1.     FINANCIAL INFORMATION (UNAUDITED)

        Item 1.     Consolidated Financial Statements

                    Consolidated Balance Sheets September 30, 1997, March 31, 1997 and December 31, 1996

                    Consolidated Statements of Operations for the three and six months ended September 30, 1997 and 1996

                    Consolidated Statements of Cash Flows for the six months ended September 30, 1997

                    Consolidated Statements of Changes in Stockholders' Equity for the six months ended September 30, 1997

                    Notes to Consolidated Condensed Financial Statements


        Item 2.     Management's Discussion and Analysis


        PART II.    OTHER INFORMATION

                    Signature page

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                          ASSETS

                                                                           SEPTEMBER 30,           MARCH 31,            DECEMBER 31,
                                                                               1997                  1997                  1996
                                                                           ------------          ------------          ------------
                                                                            (UNAUDITED)          (UNAUDITED)
CURRENT ASSETS
  Cash ...........................................................         $    127,725          $     48,620          $    179,188
  Accounts Receivable
    (Net of $466,774 Allowance for Doubtful
     Accounts at September 30, 1997, $504,000
     at March 31, 1997 and $574,910 at
     December 31, 1996.) .........................................              339,197               685,709               676,797
  Inventories ....................................................               63,351               256,698               187,953
  Loan Receivable ................................................              114,560               114,560               114,560
  Paging and Two-Way Radio Assets Held for Sale ..................            3,117,768
  Prepaid Expenses ...............................................              109,202                 6,158                12,162
                                                                           ------------          ------------          ------------
               TOTAL CURRENT ASSETS ..............................            3,871,803             1,111,745             1,170,660
                                                                           ============          ============          ============

PROPERTY AND EQUIPMENT
  Property and Equipment .........................................              415,221             2,794,870             2,754,910
  Accumulated Depreciation .......................................             (220,419)             (778,502)             (634,314)
                                                                           ------------          ------------          ------------
         NET PROPERTY AND EQUIPMENT ..............................              194,802             2,016,368             2,120,596
                                                                           ============          ============          ============
OTHER ASSETS
   PCS Licenses ..................................................           21,188,375            20,037,759            19,473,392
  Marketing Service Contract .....................................              673,459             1,027,911             1,205,137
   Loan Origination Fees .........................................                 --                 289,876               808,287
   Paging Carrier Agreement ......................................                 --                 962,835               980,022
  Deferred Private Placements Costs ..............................                 --                 347,971               237,243
   Deferred Debenture Costs ......................................              325,000                  --                    --
  Deferred PCS License Costs .....................................              367,628               366,650               335,932
  Security Deposits and Other Assets .............................              139,850               126,945               160,795
   Goodwill ......................................................                 --                  63,459                66,202
   Deferred Registration Costs ...................................               75,418                84,176                84,176
   Deferred PCS Costs.............................................               24,616                19,050                  --
                                                                           ------------          ------------          ------------
                 TOTAL OTHER ASSETS ..............................           22,794,346            23,326,632            23,351,186
                                                                           ============          ============          ============
                       TOTAL ASSETS ..............................         $ 26,860,951          $ 26,454,745          $ 26,642,442
                                                                           ============          ============          ============

                See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           SEPTEMBER 30,           MARCH 31,            DECEMBER 31,
                                                                               1997                  1997                  1996
                                                                           ------------          ------------          ------------
                                                                            (UNAUDITED)          (UNAUDITED)
CURRENT LIABILITIES
  Accounts Payable ...............................................         $  3,103,605          $  1,971,849          $  1,956,329
  Notes Payable - Other ..........................................              176,621               941,949             1,081,538
  Current Portion of Bank Note ...................................               90,224                95,000                95,000
  Current Portion of Obligations Under
    Capital Leases ...............................................              837,165               234,885               234,885
  Current Portion of Long Term Debt ..............................               46,277                 8,793                 8,793
  Private Placement Advance ......................................                 --               1,628,254               500,000
  Accrued Expenses ...............................................              227,491             1,002,617               552,005
  Accrued Interest ...............................................            1,440,673               607,429               493,401
  Customer Deposits ..............................................               22,854                23,929                24,009
                                                                           ------------          ------------          ------------
          TOTAL CURRENT LIABILITIES ..............................            5,944,910             6,514,705             4,945,960
                                                                           ------------          ------------          ------------
LONG TERM LIABILITIES
  Notes Payable to Stockholders ..................................              162,360                92,215               181,677
  Notes Payable to FCC............................................           16,792,258            16,482,516            16,348,771
  Long Term Debt .................................................                 --                  41,879                43,971
  Obligations under Capital Leases ...............................                 --                 682,377               745,639
  8% Cumulative Convertible Debentures ...........................            4,513,093                  --                    --
                                                                           ------------          ------------          ------------
TOTAL LONG TERM LIABILITIES ......................................           21,467,711            17,298,987            17,320,058
                                                                           ------------          ------------          ------------
Minority Interest ................................................              439,703               424,542               415,474

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.01 per share,
    8,000,000 authorized, 4,000,000 Series B
     Non-Voting Convertible Shares issued
     outstanding at September 30, 1997, March 31, 1997
     and December 31 1996, respectively ..........................               40,000                40,000                40,000
  Common Stock, par value $.60 per share,
     40,000,000 authorized, issued and
     outstanding, 1,065,765 at September 30, 1997
     and 1,015,765 at March 31, 1997
     and December 31, 1996 (Note 1) ..............................              639,460               609,460               609,460
  Additional Paid-In Capital .....................................           18,397,320            18,295,820            18,295,820
  Retained (Deficit) .............................................          (14,062,452)          (10,723,068)           (8,978,629)
  Subscription Receivable ........................................           (6,000,000)           (6,000,000)           (6,000,000)
  Notes Receivable arising from
    Common Stock Purchase
  Warrants Sold ..................................................               (5,701)               (5,701)               (5,701)
                                                                           ------------          ------------          ------------
         TOTAL STOCKHOLDERS' EQUITY ..............................             (991,373)            2,216,511             3,960,950
                                                                           ============          ============          ============

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................         $ 26,860,951          $ 26,454,745          $ 26,642,442
                                                                           ============          ============          ============

                See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                          --------------------------
                                                             1997            1996
                                                          -----------    -----------
REVENUES
  Paging & Two Way Radio ..............................   $ 1,152,573    $   631,390
  Commissions .........................................       442,259      1,706,764
  Electronics .........................................         9,614      1,791,762
  Interest Income .....................................         3,499    $    16,600
                                                          -----------    -----------
                        TOTAL SALES ...................     1,607,945      4,146,516
                                                          ===========    ===========
COST OF SALES
  Paging & Two Way Radio ..............................       735,673        540,853
  Commissions .........................................       275,562      1,350,487
  Electronics .........................................       389,275      1,529,412
                                                          -----------    -----------
                TOTAL COST OF SALES ...................     1,400,510      3,420,752
                                                          ===========    ===========
                       GROSS PROFIT ...................       207,435        725,764
                                                          ===========    ===========
EXPENSES
  Selling .............................................       954,952      1,005,337
  General and Administrative ..........................     2,346,338      2,659,235
  Interest Expense ....................................       230,368        107,302
                                                          -----------    -----------
                     TOTAL EXPENSES ...................     3,531,658      3,771,874
                                                          ===========    ===========
INCOME BEFORE MINORITY INTEREST,
AND INCOME TAXES ......................................    (3,324,223)    (3,046,110)
                                                          ===========    ===========
 Minority Interest in Loss of Consolidated Subsidiaries       (15,161)        15,254
                                                          -----------    -----------
LOSS BEFORE INCOME TAXES ..............................    (3,339,384)    (3,030,856)
  Income Taxes ........................................          --             --
                                                          -----------    -----------
NET LOSS ..............................................   ($3,339,384)   ($3,030,856)
                                                          ===========    ===========

LOSS PER COMMON SHARE .................................   ($     3.01)   ($     6.36)
                                                          -----------    -----------
AVERAGE COMMON SHARES OUTSTANDING (NOTE 1) ............     1,109,587        476,880
                                                          ===========    ===========

                See Notes to Consolidated Financial Statements.

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                          --------------------------
                                                              1997           1996
                                                          -----------    -----------
REVENUES
  Paging & Two Way Radio ..............................   $   607,041    $   631,390
  Commissions .........................................       346,686        670,595
  Electronics .........................................          --          561,494
  Interest Income .....................................         3,069          2,500
                                                          -----------    -----------
                        TOTAL SALES ...................       956,796      1,865,979
                                                          ===========    ===========
COST OF SALES
  Paging & Two Way Radio ..............................       388,506        540,853
  Commissions .........................................       189,899        541,525
  Electronics .........................................       379,854        557,494
                                                          -----------    -----------
                TOTAL COST OF SALES ...................       958,259      1,639,872
                                                          ===========    ===========
                       GROSS PROFIT ...................        (1,463)       226,107
                                                          ===========    ===========
EXPENSES
  Selling .............................................       412,748        624,771
  General and Administrative ..........................     1,408,143      1,974,124
  Interest Expense ....................................       136,105         63,975
                                                          -----------    -----------
                     TOTAL EXPENSES ...................     1,956,996      2,662,870
                                                          ===========    ===========
 INCOME BEFORE MINORITY INTEREST,
 AND INCOME TAXES .....................................    (1,958,459)    (2,436,763)
                                                          -----------    -----------

 Minority Interest in Loss of Consolidated Subsidiaries       (11,359)        15,254
                                                          -----------    -----------

LOSS BEFORE INCOME TAXES ..............................    (1,969,818)    (2,421,509)
                                                          ===========    ===========
  Income Taxes ........................................          --             --
                                                          -----------    -----------
NET LOSS ..............................................   ($1,969,818)   ($2,421,509)
                                                          ===========    ===========
LOSS PER COMMON SHARE .................................   ($     1.75)   ($     5.08)
                                                          ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING (NOTE 1) ............     1,124,823        476,880
                                                          ===========    ===========

                See Notes to Consolidated Financial Statements.

                     ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           --------------------------
                                                               1997          1996
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss .............................................   ($3,339,384)   ($3,030,856)
  Adjustments to Reconcile Net Loss to
  Net Cash Used By Operations:
   Issue of Common Stock for Marketing Agreement .......          --      $ 1,625,000
   Issue of Common Stock for interest expense ..........        33,334
  Depreciation and Amortization ........................       618,941         65,183

  Amortization of Service Contract .....................       354,452           --
  Minority Interest in Loss ............................       (15,161)          --
  Changes in:
  Accounts Receivable ..................................      (260,214)      (288,044)
  Inventories ..........................................      (293,949)       362,058
  Prepayments ..........................................      (103,044)        30,942
  Accounts Payable .....................................     1,131,756         26,273
  Accrued Expenses and Taxes Payable ...................      (827,553)       (85,272)
  Accrued Interest .....................................       885,671            --
  Customer Deposits ....................................        (1,075)        24,008
Changes in assets and liabilities net of effects from
purchase of Threshold Communications, Inc. .............
 Accounts Receivable ...................................          --          256,347
 Inventory .............................................          --          (71,230)
 Prepaid Expenses ......................................          --          (11,663)
 Accounts Payable ......................................          --          292,642
Accrued Expenses and Taxes Payable .....................          --              904
                                                           -----------    -----------
    TOTAL ADJUSTMENTS ..................................     1,523,158      2,227,148
                                                           ===========    ===========
NET CASH  USED  IN
OPERATING ACTIVITIES ...................................    (1,816,226)      (803,708)
                                                           ===========    ===========


                See Notes to Consolidated Financial Statements.

                     ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           --------------------------
                                                               1997          1996
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Paging Carrier Agreements and Other Assets ...........    (1,000,345)       (86,223)
  Deferred PCS License and Buildout Costs ..............        (6,544)    (1,716,092)
  Additions to Property and Equipment ..................       (46,139)       (47,356)
  Payment for purchase of Threshold Communications, Inc.
    net of cash acquired ...............................          --         (180,556)
                                                           -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES ..................    (1,053,028)    (2,030,227)
                                                           ===========    ===========

CASH FLOWS FROM FINANCING
ACTIVITIES
 Loan Receivable .......................................          --          564,000
  Stockholder Loan Receivable ..........................          --          (81,723)
  Purchase Warrants ....................................          --           33,300
  Deferred Private Placement Costs .....................       347,971       (150,521)
  Deferred Debenture Costs .............................      (325,000)          --
 Deferred Registration Costs ...........................         8,758        (41,856)
  Net Proceeds (Payments) of Shareholder Loans .........        70,145       (214,853)
  Proceeds of Other Loans ..............................       309,742        445,336
  Private Placement Advance ............................    (1,628,254)          --
  Payments of Bank Loans ...............................        (4,776)        (5,000)
  Proceeds from Debentures..............................     4,513,093
  Payments of Other Loans ..............................      (394,723)        23,000
  Principal Payments of Capital Lease Obligations ......       (80,097)       (80,413)
  Sale of Common Stock .................................       131,500      2,311,005
                                                           -----------    -----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES ...................................     2,948,359      2,802,275
                                                           ===========    ===========

NET INCREASE (DECREASE) IN CASH ........................        79,105      (31,660)
                                                           ===========    ===========
CASH, BEGINNING OF PERIOD...............................        48,620         54,329
                                                           -----------    -----------

CASH, END OF PERIOD.....................................   $   127,725   $    22,669
                                                           ===========    ===========

                See Notes to Consolidated Financial Statements.

                     ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           --------------------------
                                                               1997          1996
                                                           -----------    -----------


SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
 CASH PAID DURING THE PERIOD FOR:
  Interest .............................................   $   177,941    $   131,064
  Taxes ................................................          --             --
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Property Acquired Under Capital Lease ................          --      ($  424,276)
  Common Stock Issued for Payment of Loan Payable ......   $   375,000           --





                See Notes to Consolidated Financial Statements.

                                          ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                      Additional         Retained
                                              Preferred Stock                  Common Stock             Paid-In           Earnings
                                           Shares        Amount            Shares         Amount        Capital          (Deficit)
                                      ------------    ------------    ------------    ------------    ------------     ------------

Balance as of December 31, 1996 ..       4,000,000    $     40,000       1,015,765    $    609,460    $ 18,295,820     ($ 8,978,629)
Net loss .........................            --              --              --              --               --        (1,744,439)
                                      ------------    ------------    ------------    ------------    ------------     ------------

Balance as of March 31, 1997 .....       4,000,000    $     40,000       1,015,765    $    609,460    $ 18,295,820     ($10,723,068)
                                      ============    ============    ============    ============    ============     ============
Sale of Common Stock in connection
  with Private Placement net of
  $457,239 of expenses ...........            --              --           205,861    $    123,516    $  1,889,577             --
  Issuance of common stock for
   consulting services............            --              --            50,000          30,000         101,500
  Exchange of Common Stock and
   warrants into
   8% Cumulative Convertible
   Debentures.....................            --              --          (205,861)       (123,516)     (1,889,577)
Net loss .........................            --              --              --              --              --       ($ 3,339,384)
                                      ------------    ------------    ------------    ------------    ------------     ------------

Balance as of September 30, 1997 .       4,000,000    $     40,000       1,065,765    $    639,460    $ 18,397,320     ($14,062,452)
                                      ============    ============    ============    ============    ============     ============
                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Notes Receivable
                                        Arising From
                                        Common Stock      Subscription
                                      Purchase Warrant     Receivable          Total
                                        -----------       -----------       -----------
Balance as of December 31, 1996 ..      ($    5,701)      ($6,000,000)      $ 3,960,950
Net loss .........................             --                --         ($1,744,439)
                                        -----------       -----------       -----------

Balance as of March 31, 1997 .....      ($    5,701)      ($6,000,000)      $ 2,216,511
                                        ===========       ===========       ===========

Sale of Common Stock in connection
  with Private Placement net of
  $457,239 of expenses ...........             --                --               --
Issuance of Common Stock in
  connection with consulting
  agreement.......................             --                --            131,500
Net loss .........................             --                --          (3,339,384)
                                        -----------       -----------       -----------

Balance as of September  30, 1997 .     ($    5,701)      ($6,000,000)      $  (991,373)
                                        ===========       ===========       ===========

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) Business Activity and Basis of Presentation

         During 1994, Electronics Communications Corp. (the "Company") changed its name from Genetic Breeding, Inc. to Internow Affiliates, Inc. and then to Electronics Communications Corp. Effective on January 1, 1994, the Company acquired Free Trade Distributors, Inc. (which engages in the wholesale distribution of cellular telephones and related accessories and electronic products) and Trade Zone Distributors, Inc. (which engages in the activation of cellular radio subscribers for commissions), both serving the New York Metropolitan Area.

         In 1995, the Company formed Electrocomm Wireless, Inc., a Delaware corporation as a subsidiary, to become a radio paging and two-way radio carrier in the New York Metropolitan Area and the State of New Jersey.

         In July 1995, the Company formed Personal Communications Network, Inc.("PCN"), a Delaware corporation, to participate in the Federal Communications Commission auction for licenses to engage in personal communications services ("PCS"). On May 8, 1996 the Company obtained six PCS licenses for $26,452,200 entitling it to operate wireless PCS telephone systems covering nearly 1.5 million people in three states. In February, 1997 four (4) officers and directors of the Company acquired a 24% interest in "PCN". On October 10, 1997, in anticipation of agreeing to hire a new management team and secure anticipated further financing, said four (4) officers and directors of the Company rescinded the original transaction. As a result, PCN is now 100% owned by the Company.

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

         On June 28, 1996, the Company acquired 51% of Threshold Communications, Inc. (which engages in the business of providing radio paging services in the New York Metropolitan Area.) On November 17, 1997, the Company has entered into a an agreement to acquire the remaining 49% of TCI for shares of the Company's common stock with a market value of $90,000 or, in the alternative, for a $90,000 cash payment.

         On July 31, 1997 the Company's board of directors effected a 1 for 12 reverse stock split of its $.05 par value common stock. The new common stock has a $.60 per share par value. New management has announced that it will seek stockholder ratification of the reverse stock split at a special meeting of stockholders expected to be held prior to the end of the current fiscal year. All references to number of common shares for all periods presented assumes such ratification and have been retroactively restated for the reverse stock split.

               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         On August 11, 1997 the Company changed its fiscal year end from December 31 to March 31.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10K-SB for the year ended December 31, 1996.

         (B) Principles of Consolidation

         The consolidated financial statements include the accounts of Electronics Communications Corp., its wholly-owned subsidiaries, Free Trade Distributors, Inc., Trade Zone Distributors, Inc. (Trade Zone Distributors, Inc. has a wholly owned subsidiary, Trade Zone Distributors, II, Inc. which is an inactive, non-operating entity), Electrocomm Wireless, Inc., and majority owned subsidiaries, Personal Communications Network, Inc., Threshold Communications, Inc. and General Towers of America, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (C) Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided using accelerated methods over the estimated useful lives of the respective assets (5 to 7 years).

         (D) Inventories

         Inventories are valued at the lower of cost or market, cost is determined using the first in, first out method.

         (E) Revenue Recognition

         It is the Company's policy to categorize revenue into either (i) sales of electronic goods, (ii) commissions for fees earned on sales of cellular radio service contracts, and (iii) sales of its radio paging and two way radio services. Sales of electronic goods includes, but is not limited to cellular phones and related accessories and other electronic automobile and office products. Revenue from the above mentioned

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         (E) Revenue Recognition (continued)

         products are recognized when they are shipped. Revenues from sales of electronic goods represented less than 1% and 43% of the Company's total revenue for the quarter and six months ended September 30, 1997 and 1996 respectively. Commissions are inclusive of fees earned for the sale of cellular radio service contracts and residuals received on those contracts. Revenues and related commissions from the sale of the service contracts are recognized at the point of activation. Revenues from residuals are realized when approved by the cellular radio service supplier and are paid on customer usage for a maximum of three years. Commission revenue represented 28% and 41% of the Company's total revenue for the quarter ended September 30, 1997 and 1996 respectively.

         The Company establishes a reserve of 3.5% for charge-backs on customers that prematurely terminate cellular service. In addition to the commissions paid by the cellular radio supplier, the Company receives co-op fees. Co-op fees are reimbursements of expenditures that are approved by the cellular radio supplier for advertising and promotion in connection with the sale of cellular radio contracts. Revenues from radio paging and two way radio services are recognized in the beginning of the month for which they are invoiced and amounted to 72%and 15% of revenues in the quarter ended, September 30, 1997 and 1996 respectively.

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

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         (H)  Fair Value of Financial Instruments

         At September 30, 1997, March 31, 1997 and December 31, 1996, the fair values of cash, cash equivalents, non-convertible short term debt and current portion of long-term debt, accounts payable, accrued interest, accrued salaries and other accrued liabilities approximated their carrying values because of the short-term nature of these instruments. The fair value and carrying amount of the Company's long term notes payable to the FCC was adjusted to reflect an imputed interest rate of 14% even though the actual rate is 7% which more accurately reflect the Company's actual borrowing rate.

NOTE 2 - PRIVATE PLACEMENT OF SECURITIES AND 8% CUMULATIVE CONVERTIBLE
         DEBENTURES

         On May 29, 1997, the Company sold 205,861 units consisting of an aggregate 205,861 shares of Common Stock and Class A warrants exercisable to purchase an additional aggregate 308,792 shares of Common Stock at an exercise price of $60.00 per share (subsequently reduced to $2.25 per share). The units were sold in a Private Placement to a number of unaffiliated investors for an aggregate $2,470,334 including cash consideration of $2,061,999 and an exchange of Company notes payable and accrued interest aggregating $408,334. The Company incurred $457,239 of expenses in connection with the Private Placement. All of the investors in this Private Placement subsequently exchanged their units for Debentures in the August 1997 Private Placement Offering hereinafter described.

         On August 7, 1997, the Company consummated a Regulation S Private Placement Offering directed to non "United States Persons" pursuant to which the Company sold $2,500,000 principal amount of the Company's Cumulative Convertible Debentures (the "Debentures"). The principal amount of the Debentures are convertible into shares of the Company's common stock at the option of the holder, commencing 41 days after issuance, at a price equivalent to a 30% discount from market based upon the five (5) day average daily closing bid price, as reported on NASDAQ, for the five (5) trading days immediately preceding the applicable date of conversion. The Debentures bear interest at the rate of 8% per annum payable on August 7 of each year commencing August 7, 1998. The Debentures are redeemable and callable for conversion under certain circumstances and are due June 30, 2000. The Company paid a placement fee equal to 10% of the gross proceeds and a 3%
         non-accountable expense allowance to the Placement Agent. As of September 30, 1997, no Debentures had been converted into shares of the Company's common stock (See Note 12).

         At the same time but separate from the Regulation S Private Placement Offering, $2,470,334 principal amount of the Debentures were offered to those persons who subscribed to and participated in the Company's May 1997 Private Placement of the units. Those investors were offered the opportunity to exchange all, but not less than all, of their units for Debentures, on a dollar for dollar basis. As a result, effective August 7, 1997, the holders of the May 1997 Private Placement units exchanged their units for an agggregate $2,470,334 principal amount of the 8% Convertible Debentures. The Debentures in this separate offering are convertible at the option of the holder commencing 180 days after issuance.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PCS LICENSES

         (A) The PCS licenses were awarded in a Federal Communications Commissions ("FCC") "C" Block Auction. The markets awarded the Company include Elmira-Corning, New York; Bangor/Lewiston-Auburn/Waterville-Augusta, Maine; and Burlington/Rutland-Bennington, Vermont. The Vermont markets encompass virtually the entire state. The Maine markets cover a majority of the population and most of the state geographically. The licenses expire and are subject to renewal after ten (10) years.

         The Company's total winning bids amounted to $26,452,200, after the 25% discount provided to small businesses, for which the Company qualified under the terms of the auction. The Company deposited cash of $2,645,220. The remaining balance is payable over the next 10 years with 7% interest only during the first six years. On March 31, 1997, the FCC imposed a moratorium on the payment of interest until March 31, 1998. Included in the license costs are certain legal fees incurred in obtaining the license. Capitalized PCS interest in the amount of $1,750,897 is included in PCS Licenses at September 30, 1997 and represents interest capitalized in conjunction with these licenses. The Company has not begun PCS service and will require substantial additional financing to pay the balance of the purchase price for the PCS licenses and to construct the system prior to initiating PCS service. No assurance can be given that such financing will become available. Assuming inception of PCS services, the Company will amortize the licenses and related costs over a 40 year period.

         On October 16, 1997 in an effort to bring relief to C-Block license holders, the FCC offered three options, one of which must be chosen by January 15, 1998. The three options are as follows: (1) an "Amnesty Option" permitting return of the licenses which will result in the forfeiture of the original down payment of $2,645,220 and the return to the Company of the previous installments paid which amount to approximately $286,000; (2) a "Disaggregation Option" permitting the return of 15 megahertz of the 30 megahertz of spectrum awarded under the licenses, back to the FCC and reducing the current note payable to the FCC by 50%; and (3) a "Prepayment Option" permitting the exchange of all licenses in a particular BTA for a partial reduction of the current note payable to the FCC (equal to 70% of the total down payments of the surrendered licenses).

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

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CONSULTING SERVICE CONTRACT

         In July 1997, the Company entered into a Consulting Agreement with an unaffiliated financial advisory firm. Pursuant to the terms of this agrement, the firm was hired as a financial advisory consultant to provide promotional and specialties and managment consulting services to the company. In consideration of the services to be performed by the firm, the Company isued 50,000 shares pursuant to a Registration Statement filed with the SEC on Form S-8. As of September 30, 1997, the Company had accrued $109,202 in prepaid expenses with respect to this contract.

NOTE 5 - NOTES PAYABLE

         (A) On April 18, 1995, the Company entered into a financing agreement with a bank in the amount of $100,000. This loan is personally guaranteed by the Company's former President, cross corporate guaranteed by the Company's Free Trade Distributors, Inc. subsidiary and secured by the Company's inventory. On November 4, 1997, the Company agreed to pay the balance in full by January 31, 1998. Interest is payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate.

         (B) On February 29, 1996, the Company borrowed $134,000 pursuant to a financing arrangement with an unaffiliated corporation. Interest is payable at a rate of 10% in monthly installments of $1,117 per month. As additional consideration, the Company issued the corporation 66,667
         Class "A" Warrants  exercisable  to purchase   66,667 shares of common
         stock at an exercise price of $27.00 per share (subsequently reduced to $2.25 per share). The Company also granted 90 day registration rights and "Piggy Back" registration rights. The balance of this loan was $109,711 at December 31, 1996. The note was paid in March 1997. As a result of this transaction, $500,000 in loan origination fees were recognized and amortized over the life of the loan.

         (C) In connection with TCI's acquisition of GCE, the Company assumed a $350,000 non-interest bearing note payable to a corporation owned by a shareholder of the Company. The outstanding principal amount of this non interest bearing note was $251,777, $281,944 and $311,111 at September 30, 1997, March 31, 1997 and December 31, 1996, respectively, less unamortized discount (discount is based on interest of 12%) for a net balance of $205,788, $235,955 and $265,121 respectively.

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

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (continued)

         (E) On September 20, 1996, the Company borrowed $500,000 for working capital purposes from an unaffiliated private lender. In consideration for the loan, the Company issued 16,667 shares of common stock and "Class A" warrants exercisable to purchase 33,334 shares of common stock at $27 per share (subsequently reduced to $2.25 per share) to the lender. The loan bore interest at the rate of 10% per annum and was due and payable on June 20, 1997. The Company obtained an extension of the due date and in July, 1997, paid $125,000 of this indebtedness. The
         $375,000 balance together with accrued interest of $33,334 was exchanged by the lender for units in the Company's above described May, 1997 Private Placement. These units were subsequently exchanged by the lender for $408,334 in principal amount of the Company's 8% Cumulative Convertible Debentures in connection with the Company's August, 1997 Private Placement.

         (F) Purchase Money Notes Payable in monthly installments of $1,262 including interest at 13%. The last payment is due on August 1, 2001. This loan is collateralized by equipment with a book value of $44,842. The balance of this loan was $46,277, $50,852 and $52,764 at September 30, 1997, March 31, 1997 and December 31, 1996 respectively.

         (G) On October 21, 1996 the Company borrowed $200,000 for working capital purposes from an unaffiliated private lender. In consideration for the loan, the Company isued 6,667 shares of common stock and "Class A" warrants exercisable to purchase 13,334 shares of common stock at $27 per share (subsequently reduced to $2.25 per share) to the lender. The loan bore interest at the rate of 10% per annum and was due and payable in November, 1997. The loan was secured by a lien on the Company's receivables and equipment and was repaid in full in June, 1997.

NOTE 6 - NOTES PAYABLE - STOCKHOLDERS

         Notes Payable - Stockholders are unsecured and payable on demand with interest at rates from 7.5% to 10.65% per annum. On October 10, 1997 these loans were converted into Common Stock at $1.30 per share.

NOTE 7 - LOSS PER COMMON SHARE

         The Company computes loss per common share by dividing the net loss by the weighted average number of common stock and dilutive equivalent shares outstanding. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same.

NOTE 8 - CONVERTIBLE PREFERRED STOCK

         On July 23, 1996, the Board of Directors of the Company authorized the issuance of an aggregate of 4,000,000 shares of Series B Preferred Stock ("Preferred Stock"). Each share of Preferred Stock was convertible into .13 shares of the Company's common stock. These shares

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE PREFERRED STOCK (continued)

         were purchased by certain officers and directors of the company for three year Promissory Notes ("Notes") bearing interest at the rate of 7% per annum. The interest was to be accrued and was not to be payable until the securities were sold. The Notes were non-recourse, but collateralized by the pledge of the Preferred Stock. Each share of Preferred Stock was subject to a three year vesting period, whereby 1/3 was immediately vested, and the balance was to be vested during the next two years as long as the aforementioned individuals remained as either officers or directos of the Company.

         On October 10, 1997, in an effort to hire a new management team and secure anticipated further financing, said officers and directors agreed to rescind this transaction. As a result, the 4,000,000 shares of Series B Preferred have been rescinded by the Company and are no longer deemed outstanding.

NOTE 9 - INCOME TAXES

         The Company adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $5,000,000 which will expire beginning in fiscal 2010. These losses are limited by the provisions of
         Section 382 of the Internal Revenue Code due to a considered more than 50% change in ownership with the issuance of the Convertible Subordinated Debenture in August 1997. Following such a change, the utilization of tax loss carryforwards is limited to the value of the Company on the date of such change, multiplied by the Federal long-term exempt rate (the "annual limitation"). To the extent amounts available under the annual limitation are not used, they may be carried forward for the remainder of 15 years from the date the losses were originally incurred. As a result of the change in ownership, use of net operating losses will be limited to approximately $300,000 per year subject to certain additional limitations.

NOTE 10- PENDING LITIGATION

         On March 4, 1996 the Company commenced an action entitled Electronics Communications Corp. against Toshiba America Consumer Products, Inc. ("Toshiba") and Audiovox Corporation ("Audiovox"), case number 96 Civ. 1365, in the United States District Court of the Southern District of New York. The Complaint asserted claims for antitrust, breach of contract, tortious interference with contract and tortious interference with prospective economic advantage and business relations. The
         Complaint sought damages in excess of $3,000,000. This action was commenced because the Company expended significant monies and resources including the issuance of 16,667 shares of the Company's common stock

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- PENDING LITIGATION (continued)

         to a consultant in anticipation of a South American cellular telephone program which the Company was to undertake exclusively on behalf of Toshiba, based on certain reliance on Toshiba, and the withdrawal of Toshiba's commitment based on what the Company believed was an unlawful conspiracy with Audiovox. Immediately prior to the commencement of the program, Toshiba discontinued manufacturing the line of cellular telephones that the program was designed to offer. This decision, which the Company believed was coerced by Audiovox and caused significant damages to the Company.

         The defendants Toshiba and Audiovox moved to dismiss a portion of the case, claiming that the Company had not pled a cognizable antitrust cause of action, and that the remaining claims should be dismissed for the lack of supplemental jurisdiction, which could then be prosecuted in state courts. On August 12, 1996 the Court ruled in favor of the motion of defendants, Toshiba and Audiovox, and the case was dismissed on such date. The Company appealed the Court's ruling, filing its Brief on Appeal on February 21, 1997. On March 12, 1997, Toshiba and Audiovox served their responsive briefs, and oral argument before the United States Court of Appeals for the Second Circuit was held on May 22, 1997. On October 28, 1997 the Second Circuit affirmed the District Judge. The Company intends to pursue its state law claims for breach of contract and equitable estoppel with respect to any sums Toshiba cliams the Company owes it towit; $379,000.

         On or about March 11, 1997, the Company was served with a Summons and Complaint in an action entitled: "Daily News, L.P. v. Free Trade a/k/a Free Trade Distributors, Inc. and Electronics Communications Corp.," pending in the United States District Court for the Southern District of New York. The Plaintiff, The Daily News, claimed breach of a certain Advertising Contract, in that the Company's subsidiary failed to pay for certain advertising and failed to meet the minimum advertising expenditures set forth therein, resulting in the Imposition of a "short rate" with higher payment requirements. As a result, Plaintiff claimed damages aggregating $156,000.

         As a result of settlement discussions, an Agreement in Principle regarding settlement was reached. Counsel for the parties have prepared and the parties have executed appropriate settlement documents which have been "So Ordered" by the court. The agreement provided for the payment of $75,000 by the Company in sequential payments through April 1998. The Company has paid $25,000 of the aforestated sum and if it completes payments by April 1, 1998, The Daily News and the Company will exchange general releases thus releasing and discharging the other of any and all claims.

         On or about July 11, 1997 the Company was served with a Summons and Complaint in an action entitled: Brightpoint, Inc. v. Free Trade Distributors, Inc. and Electronics Communications Corp., pending in the United States District Court for the Southern District of Indiana, Indianapolis Division. Brightpoint is a former supplier of the Company,

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- PENDING LITIGATION (continued)

         and claims that the Company owes it approximately $400,000 plus interest for merchandise delivered, consisting principally of cellular telephones. Prior to this suit, then counsel for the Company advised the Company it has valid counterclaims which equaled or exceeded Brightpoint's claims for payment. The Company has not answered yet, based upon an agreement with counsel for Brightpoint to extend such obligation to answer without date, pending an exchange of documents. Brightpoint and the Company through their counsel have also agreed to mediate the dispute in Indianapolis, have jointly selected a mediator, and expect shortly to begin this alternative resolution process.

NOTE 11- BUSINESS PLAN AND LIQUIDITY

         The Company's financial statements for the six months ended September 30, 1997 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred net losses of $3,339,384 and $3,030,856 for the six months ended September 30, 1997, and 1996 respectively. The Company has a working capital deficiency of $2,235,467 at September 30, 1997. In addition, the Company has an interest payment in excess of $2,000,000 due to the FCC (see Note "5D") upon lifting of the moratorium. The Company's financial statements for the three months ended September 30, 1997 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred net losses of $1,969,818 for the quarer ended September 30, 1997, $1,048,802 for the quarter ended March 31, 1997 and $5,604,054 for the year ended December 31, 1996.

         As a result of the continuing deteriorating business climate in the paging industry and other busines reasons, the Company determined to sell the assets and liabilities of its paging and two way radio operations. These operations represent substantially all of the Company's revenues and new management intends to seek shareholder approval for this sale. The Company is also negotiating the possible sale of equity securities in an effort to concentrate on the development, either on its own or through a joint venture, of a PCS system which will utilize its six PCS licenses.

         On October 1, 1997, the Company informed 30 of its 49 employees that they were being indefinitely laid off. All payroll to such employees has been paid in full. These layoffs will result in the saving of approximately $120,000 per month. In October 1997, the Company entered into a Termination of Lease with its landlord. The Company agreed to pay to the landlord the sum of $11,000 and release the security deposit of $18,500 to the landlord. The lease between the parties is surrendered and cancelled as of midnight on November 30, 1997, unless extended for the month of December. The rent for November and December, if the lease is extended, was reduced to $6,000.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - SUBSEQUENT EVENTS

         On October 10, 1997 all officers and several directors of the Company resigned for the purpose of hiring a new management team and securing anticipated further financings.

         In addition, four officers and directors of the Company agreed to rescind a transaction whereby said officers and directors acquired a 24% interest in Personal Communications Network ("PCN"), the Company's subsidiary that obtained six PCS licenses on May 8, 1996 in the Federal Communications Commission C-Block auctions. Previously, a consulting firm, which had been issued a 10% interest in PCN, failed to provide the agreed upon services and its shares were cancelled. As a result, PCN is now 100% owned by the Company.

         On October 10, 1997, the 4,000,000 shares of Series B Convertible Preferred Stock originally issued for a three year promissory note bearing interest at 7% per annum to previous officers and directors of the Company were cancelled and are no longer deemed outstanding.

         On October 30, 1997 the board of directors approved an employment agreement for Joseph Rosio as CEO and president of the Company for a forty month term.

         On October 31, 1997 investors converted $2,300,000 of Convertible Debentures into 2,248,114 shares of common stock.

         In October, 1997, the Company borrowed $100,000 and in November, 1997, borrowed an additional $200,000 for working capital purposes from an unaffiliated private lender. Each loan is repayable within one year with interest at the rate of 10% per annum. It is anticipated that some portion or all of this indebtedness will be changed into convertible debt on terms to be negotiated.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


Overview

The Company currently operates a state of the art digital 900-megahertz Glenyre satellite-based Flex paging system which covers South-Western Connecticut, Southern New York, New Jersey and the downtown Philadelphia area. The Company also operates a trunked two-way radio system covering New York and New Jersey. The Company through its PCN subsidiary successfully bid, through the FCC's C-Block auction, for six 30MHz baseband PCS licenses covering portions of New York, Vermont, Maine, and New Hampshire. On October 10, 1997 all officers and several directors of the Company resigned for the purpose of hiring a new management team and securing anticipated further financing. As a result of the continuing deteriorating business climate in the paging industry and for other business reasons, the Board of Directors has decided, subject to shareholder approval, to sell the assets and liabilities of its paging and two-way radio operations. The Company is also negotiating the possible sale of equity securities in an effort to concentrate on the development, either on its own or through a joint venture, of a PCS system in the Northeast which will utilize its six broadband PCS Licenses.

Results of Operations

For the Three Months and Six Months Ended September 30, 1997 and The Three Months and Six Months Ended September 30, 1996

Revenues from paging and two-way radio for the three months ended September 30, 1997 were $607,041 compared to $631,390 for the three months ended September 30, 1996. Gross margins were 36% for the three months ended September 30, 1997 compared with 14% for the three months ended September 30, 1996. Revenues from paging and two-way radio for the six months ended September 30, 1997 were $1,152,573 compared to $631,390 for the six months ended September 30, 1996. Gross margins were 36% for the six months ended September 30, 1997 compared with 14% for the six months ended September 30, 1996. Sales were down 3% in the three months ended September 30, 1997 as a result of the change in Electronic Communication's customer base. For the three months ended September 30, 1996, all of the Company's customers were the result of indirect sales of airtime. In other words, the Company resold airtime on other networks. In May of 1997 the Company completed the build out of its state of the art 900-megahertz Glenayre paging system. As a result, the Company's sales force began to focus on direct sales or putting subscribers on their own network. As a result of the Company's focus on direct sales, paging and two-way radio revenues increased by 83% in the six months ended September 30, 1997. As a result of a change in the Company's subscriber base, sales were down 3% for the three months ended September 30, 1997. Paging and two-way revenues were unchanged for the three months and six months ended September 30, 1996 as the Company acquired a 51% stake in Threshold Communications, thereby entering the paging and two-way radio business, on June 28, 1996.

Commissions on activations of cellular phones decreased from $670,595 for the three months ended September 30, 1997 to $346,686 for the three months ended September 30, 1996. Commissions on activations of cellular phones decreased from $1,706,764 for the six months ended September 30, 1997 to $442,259 for the six months ended September 30, 1996. This decrease in commissions was primarily as a result of a "Settlement & Separation Agreement" whereby the Company severed its agency relationships with NYNEX Mobile Communications, Inc. ("NYNEX") and Bell Atlantic Mobile Communications, Inc. ("Bell Atlantic") with respect to the solicitation of cellular activations. This was the Company's largest source of Commission and other income. After the "Settlement and Separation Agreement with NYNEX and Bell Atlantic, the Company entered into various agreements with respect to soliciting activation's for PCS, and cellular activation's on behalf of OmniPoint and AT&T (directly or through various agents) in the New York Metropolitan Area. Sales for the three months ended September 30, 1997decreased by 48% compared to the three months ended September 30, 1996. Gross margins increased to 45% from 19%. Sales for the six months ended September 30, 1997 decreased by 74% compared to the six months ended September 30, 1996. Gross margins increased to 38% from 21%. This decrease in sales for the three months and six months ended September 30, 1997 compared to the periods ended September 30, 1996 are the result of the "Settlement & Separation Agreement" with NYNEX and Bell Atlantic which was partially offset by various agreements with Omnipoint and AT&T. These various other agreements, while allowing the Company to earn higher margins, result in significantly lower sales volume.

Revenues from the sale of electronics were only $9,614 for the six months ended September 30, 1997 reflecting the Company's exit from the business. However, the Company, having been advised of the affirmance of the October 28, 1997 dismissal of the Toshiba vs ECC federal lawsuit and in conjunction with its new auditors and council, has reinstated the account payable and charged cost of sales in the amount of $379,854. The Company will be evaluationg the state law claims against Toshiba and will pursue those claims if appropriate by way of settlement or monetary recovery in state court.

Interest income was $3,069 for the three months ended September 30, 1997 compared to $2,500 for the three months ended September 30, 1996. Interest income was $3,499 for the six months ended September 30, 1997 compared to $16,600 for the six months ended September 30, 1996.

Selling, General and Administrative expenses decreased approximately 30% to $1,820,891 for the three months ended September 30, 1997 from $2,598,895 for the three months ended September 30, 1996. Selling, General and Administrative expenses decreased approximately 10% to $3,301,290 for the six months ended September 30, 1997 from $3,664,572 for the six months ended September 30, 1996. The decrease was primarily the result of a decrease in promotional expenses which were partially offset by higher legal fees and increased rent resulting from a move to larger facilities.

Interest expense was $136,105 for the three months ended September 30, 1997 compared to $63,975 for the three months ended September 30, 1996, Interest expense was $177,941 for the six months ended September 30, 1997 compared to $107,302 for the six months ended September 30, 1996. Interest expense increased for the three months and six months ended September 30, 1996 as a result of leases for office equipment, leases for paging equipment, increased bank borrowings and the private placement of 8% convertible debentures on August 7, 1997.

Financial Condition, Liquidity and Capital Resources

The Company has incurred net losses of $1,589,964 and $2,421,509 for the three months ended September 30, 1997 and 1996 respectively, and $2,959,530 and $3,030,856 for the six months ended September 30, 19966 and 1997 respectively. The Company has a working capital deficiency of $1,855,613 at September 30, 1997 and $5,495,175 at March 31, 1997. The improvement of working capital at September 30, 1997 compared to March 31, 1997 is primarily the result of a reclassification of long term assets of the paging and two-way radio systems to current assets held for sale.

Net cash used in operating activities increased to $1,816,226 for the six months ended September 30, 1997 compared to $803,708 for the six months ended September 30, 1996. The increase in net cash used in opearting activities resulted primarily from interest payments to the FCC for the Company's PCS licenses, increased rent and other moving related costs as well as higher legal fees. Net cash used in investing activities was $1,053,028 for the six months ended September 30, 1997 compared to $2,030,227 for the six months ended September 30, 1996. Net cash provided by financing activities increased to $2,948,359 for the six months ended September 30, 1997 compared to $2,802,275 for the six months ended September 30, 1996. On August 7, 1997, the Company consummated a Private Placement Offering pursuant to which the Company offered $2,500,000 principal amount of the Company's 8% Subordinated Convertible Debenture. At the same time but separate from the Private Placement Offering $2,470,334 principal amount Debentures were offered to those persons who subscribed to and participated in the Company's May 1997 Private Placement of units. On August 7, 1997, the investors elected to convert their securities into $470,334 of the 8% Convertible Debentures.

In addition, the Company has an interest payment in excess of $2,000,000 due to the FCC upon lifting of the moratorium on interest payments due from the C-Block PCS license holders. However, the Company could, at its option, on or before January 15, 1998 reduce or eliminate this payment by surrendering some or all of these licenses. If the Company surrenders all its C-Block PCS licenses, it will be entitled to a refund of previous interest payments in the amount of approximately $280,000. However, the Company would also forfeit its original down payment of approximately $2.6 million.

On October 1, 1997, the Company informed 30 of its 49 employees that they were being indefinitely laid off. These layoffs will result in the savings of $120,000 per month. In October 1997, the Company terminated its lease at 10 Plog Road in Fairfield, New Jersey effective November 30, 1997 with an option to extend the lease, at the Company's option, to December 31, 1997. The Company is also evaluating other cost saving measures.

Subsequent to September 30, 1997, the Company borrowed a total of $300,000 from a private lender. Management is currently considering the sale of its paging and two-way radio operations and the s ale of equity securities to enable the Company to meet its current and future obligations and acquire a business that will generate cash flows sufficient to fund the interest on the PCS licenses.

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended September 30, 1997 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statemnts. Such statements include, without limitation, the Company's expectation and estimates as to future financial performance, including growth in net sales and earnings, cash flows from operations, improved results form business consolidations, the possibility of gains from dispositions of the Company's PCs network and the avialabilty of funds form the sale of additional sharees of Electronic Communications Corp. Readers are urged to consider statements which use the terms "believes," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," or "anticipates" to be uncertain and forward-looking. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company; (I) difficulties or delays in building out the Company PCS network; (ii) actions by competitors, including business combinations, technological breakthroughs, new product offerings and marketing and promotional successes; (iii) the inability to secure capital contributions or loans from outside investors or sell assets or additional shares of Electronic Communications Corp; (iv) effects of and changes in current FCC rules and regulations; (v) difficulties or delays in realizing improved results from business consolidations and in realizing gains form the sale of certain assets held for sale; and (vi) insolvency of any potential joint venture partners.

Effect of New Accounting Standard

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements issued after December 15, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material impact on the Company's reported earnings per share.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES



                                     PART II


                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company incorporates herein the information set forth in Note 10 to the Financial Statements of this report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On July 31, 1997. the Company's Board of Directors effected a one for twelve reverse stock split of its $.05 par value common stock. The new common stock has a $.60 per share par value. The Company's new management has announced that it will seek stockholder ratification of the reverse stock split at a special meeting of the stockholders expected to be held prior to the end of the current fiscal year.

         (c) See Note 2 to the financial statements contained herein as to a May 29, 1997 Private Placement of 205,861 units by the Company and the subsequent exchange of such units by the holders of same for $2,470,334 in principal amount of 8% Cumulative Convertible Debentures in a Private Placement effected on August 7, 1997. Each of the investors represented that he was an "accredited investor" as defined in Regulation D promulgated under the Securities Act of 1933 and was acquiring the securities for his own account for investment and not with a view to distribution.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMAION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES


                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:     November 19, 1997

                                                ELECTRONICS COMMUNICATIONS CORP.



                                                By: /s/ Joseph A. Rosio
                                                    ----------------------------
                                                    Joseph A. Rosio, President