Form 10QSB/A
period 1997-09-30
ELECTRONICS COMMUNICATIONS CORP
filed 1997-12-01
CIK 926366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10QSB/A
                                Amendment No. 1

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
                                                                           ============          ============          ============

                See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           SEPTEMBER 30,           MARCH 31,            DECEMBER 31,
                                                                               1997                  1997                  1996
                                                                           ------------          ------------          ------------
                                                                            (UNAUDITED)          (UNAUDITED)
CURRENT LIABILITIES
  Accounts Payable ...............................................         $  3,103,605          $  1,971,849          $  1,956,329
  Notes Payable - Other ..........................................              176,621               941,949             1,081,538
  Current Portion of Bank Note ...................................               90,224                95,000                95,000
  Current Portion of Obligations Under
    Capital Leases ...............................................              837,165               234,885               234,885
  Current Portion of Long Term Debt ..............................               46,277                 8,793                 8,793
  Private Placement Advance ......................................                 --               1,628,254               500,000
  Accrued Expenses ...............................................              227,491             1,002,617               552,005
  Accrued Interest ...............................................            1,440,673               607,429               493,401
  Customer Deposits ..............................................               22,854                23,929                24,009
                                                                           ------------          ------------          ------------
          TOTAL CURRENT LIABILITIES ..............................            5,944,910             6,514,705             4,945,960
                                                                           ------------          ------------          ------------
LONG TERM LIABILITIES
  Notes Payable to Stockholders ..................................              162,360                92,215               181,677
  Notes Payable to FCC............................................           16,792,258            16,482,516            16,348,771
  Long Term Debt .................................................                 --                  41,879                43,971
  Obligations under Capital Leases ...............................                 --                 682,377               745,639
  8% Cumulative Convertible Debentures ...........................            3,766,111                  --                    --
                                                                           ------------          ------------          ------------
TOTAL LONG TERM LIABILITIES ......................................           20,720,729            17,298,987            17,320,058
                                                                           ------------          ------------          ------------
Minority Interest ................................................              439,703               424,542               415,474

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.01 per share, 8,000,000 authorized,
     4,000,000 Series B Non-Voting Convertible Shares issued
     outstanding at September 30, 1997, March 31, 1997
     and December 31 1996, respectively ..........................               40,000                40,000                40,000
  Common Stock, par value $.60 per share, 40,000,000 authorized, issued and outstanding, 1,065,765 at September 30, 1997 and
     1,015,765 at March 31, 1997 and December 31, 1996 (Note 1) ..              639,460               609,460               609,460
  Additional Paid-In Capital .....................................           20,527,463            18,295,820            18,295,820
  Retained (Deficit) .............................................          (15,445,613)          (10,723,068)           (8,978,629)
  Subscription Receivable ........................................           (6,000,000)           (6,000,000)           (6,000,000)
  Notes Receivable arising from Common Stock Purchase
  Warrants Sold ..................................................               (5,701)               (5,701)               (5,701)
                                                                           ------------          ------------          ------------
         TOTAL STOCKHOLDERS' EQUITY ..............................             (244,391)            2,216,511             3,960,950
                                                                           ============          ============          ============

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................         $ 26,860,951          $ 26,454,745          $ 26,642,442
                                                                           ============          ============          ============

                See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                          --------------------------
                                                             1997            1996
                                                          -----------    -----------
REVENUES
  Paging & Two Way Radio ..............................   $ 1,152,573    $   631,390
  Commissions .........................................       442,259      1,706,764
  Electronics .........................................         9,614      1,791,762
  Interest Income .....................................         3,499    $    16,600
                                                          -----------    -----------
                        TOTAL SALES ...................     1,607,945      4,146,516
                                                          ===========    ===========
COST OF SALES
  Paging & Two Way Radio ..............................       735,673        540,853
  Commissions .........................................       275,562      1,350,487
  Electronics .........................................       389,275      1,529,412
                                                          -----------    -----------
                TOTAL COST OF SALES ...................     1,400,510      3,420,752
                                                          ===========    ===========
                       GROSS PROFIT ...................       207,435        725,764
                                                          ===========    ===========
EXPENSES
  Selling .............................................       954,952      1,005,337
  General and Administrative ..........................     2,346,338      2,659,235
  Interest Expense ....................................     1,613,529        107,302
                                                          -----------    -----------
                     TOTAL EXPENSES ...................     4,914,819      3,771,874
                                                          ===========    ===========
INCOME BEFORE MINORITY INTEREST,
AND INCOME TAXES ......................................    (4,707,384)    (3,046,110)
                                                          ===========    ===========
 Minority Interest in Loss of Consolidated Subsidiaries       (15,161)        15,254
                                                          -----------    -----------
LOSS BEFORE INCOME TAXES ..............................    (4,722,545)    (3,030,856)
  Income Taxes ........................................          --             --
                                                          -----------    -----------
NET LOSS ..............................................   ($4,722,545)   ($3,030,856)
                                                          ===========    ===========

LOSS PER COMMON SHARE .................................   ($     4.26)   ($     6.36)
                                                          -----------    -----------
AVERAGE COMMON SHARES OUTSTANDING (NOTE 1) ............     1,109,587        476,880
                                                          ===========    ===========


                See Notes to Consolidated Financial Statements.

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                          --------------------------
                                                              1997           1996
                                                          -----------    -----------
REVENUES
  Paging & Two Way Radio ..............................   $   607,041    $   631,390
  Commissions .........................................       346,686        670,595
  Electronics .........................................          --          561,494
  Interest Income .....................................         3,069          2,500
                                                          -----------    -----------
                        TOTAL SALES ...................       956,796      1,865,979
                                                          ===========    ===========
COST OF SALES
  Paging & Two Way Radio ..............................       388,506        540,853
  Commissions .........................................       189,899        541,525
  Electronics .........................................       379,854        557,494
                                                          -----------    -----------
                TOTAL COST OF SALES ...................       958,259      1,639,872
                                                          ===========    ===========
                       GROSS PROFIT ...................        (1,463)       226,107
                                                          ===========    ===========
EXPENSES
  Selling .............................................       412,748        624,771
  General and Administrative ..........................     1,408,143      1,974,124
  Interest Expense ....................................     1,519,266         63,975
                                                          -----------    -----------
                     TOTAL EXPENSES ...................     3,340,157      2,662,870
                                                          ===========    ===========
 INCOME BEFORE MINORITY INTEREST,
 AND INCOME TAXES .....................................    (3,341,620)    (2,436,763)
                                                          -----------    -----------

 Minority Interest in Loss of Consolidated Subsidiaries       (11,359)        15,254
                                                          -----------    -----------

LOSS BEFORE INCOME TAXES ..............................    (3,352,979)    (2,421,509)
                                                          ===========    ===========
  Income Taxes ........................................          --             --
                                                          -----------    -----------
NET LOSS ..............................................   ($3,352,979)   ($2,421,509)
                                                          ===========    ===========
LOSS PER COMMON SHARE .................................   ($     2.98)   ($     5.08)
                                                          ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING (NOTE 1) ............     1,124,823        476,880
                                                          ===========    ===========

                See Notes to Consolidated Financial Statements.

                     ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           --------------------------
                                                               1997          1996
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss .............................................   ($4,722,545)   ($3,030,856)
  Adjustments to Reconcile Net Loss to
  Net Cash Used By Operations:
   Issue of Common Stock for Marketing Agreement .......          --      $ 1,625,000
   Issue of Common Stock for interest expense ..........        33,334
  Depreciation and Amortization ........................       618,941         65,183
  Non-cash Interest Expense.............................     1,383,161           --
  Amortization of Service Contract .....................       354,452           --
  Minority Interest in Loss ............................       (15,161)          --
  Changes in:
  Accounts Receivable ..................................      (260,214)      (288,044)
  Inventories ..........................................      (293,949)       362,058
  Prepayments ..........................................      (103,044)        30,942
  Accounts Payable .....................................     1,131,756         26,273
  Accrued Expenses and Taxes Payable ...................      (827,553)       (85,272)
  Accrued Interest .....................................       885,671            --
  Customer Deposits ....................................        (1,075)        24,008
Changes in assets and liabilities net of effects from
purchase of Threshold Communications, Inc. .............
 Accounts Receivable ...................................          --          256,347
 Inventory .............................................          --          (71,230)
 Prepaid Expenses ......................................          --          (11,663)
 Accounts Payable ......................................          --          292,642
Accrued Expenses and Taxes Payable .....................          --              904
                                                           -----------    -----------
    TOTAL ADJUSTMENTS ..................................     2,906,319      2,227,148
                                                           ===========    ===========
NET CASH  USED  IN
OPERATING ACTIVITIES ...................................    (1,816,226)      (803,708)
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
                                                           ===========    ===========

                See Notes to Consolidated Financial Statements.

                     ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           --------------------------
                                                               1997          1996
                                                           -----------    -----------


SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
 CASH PAID DURING THE PERIOD FOR:
  Interest .............................................   $   177,941    $   131,064
  Taxes ................................................          --             --
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Property Acquired Under Capital Lease ................          --      ($  424,276)
  Common Stock Issued for Payment of Loan Payable ......   $   375,000           --
  Deferred Finance Charge for Convertible Debt..........     2,130,143           --





                See Notes to Consolidated Financial Statements.

                                          ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                      Additional         Retained
                                              Preferred Stock                  Common Stock             Paid-In           Earnings
                                           Shares        Amount            Shares         Amount        Capital          (Deficit)
                                      ------------    ------------    ------------    ------------    ------------     ------------

Balance as of December 31, 1996 ..       4,000,000    $     40,000       1,015,765    $    609,460    $ 18,295,820     ($ 8,978,629)
Net loss .........................            --              --              --              --               --        (1,744,439)
                                      ------------    ------------    ------------    ------------    ------------     ------------

Balance as of March 31, 1997 .....       4,000,000    $     40,000       1,015,765    $    609,460    $ 18,295,820     ($10,723,068)
                                      ============    ============    ============    ============    ============     ============
Sale of Common Stock in connection
  with Private Placement net of
  $457,239 of expenses ...........            --              --           205,861    $    123,516    $  1,889,577             --
  Issuance of common stock for
   consulting services............            --              --            50,000          30,000         101,500
Exchange of Common Stock and
  Warrants into 8% Cumulative
  Convertible Debentures..........            --              --          (205,861)       (123,516)     (1,889,577)            --
Valuation of Discount of Common
  Stock Available to Holders of
  8% Cumulative Convertible.......            --              --              --              --         2,130,143             --
  Debentures......................            --              --
Net loss .........................            --              --              --              --                --     ($ 4,722,545)
                                      ------------    ------------    ------------    ------------    ------------     ------------

Balance as of September 30, 1997 .       4,000,000    $     40,000       1,065,765    $    639,460    $ 20,527,463     ($15,445,613)
                                      ============    ============    ============    ============    ============     ============


                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Notes Receivable
                                        Arising From
                                        Common Stock      Subscription
                                      Purchase Warrant     Receivable          Total
                                        -----------       -----------       -----------
Balance as of December 31, 1996 ..      ($    5,701)      ($6,000,000)      $ 3,960,950
Net loss .........................             --                --         ($1,744,439)
                                        -----------       -----------       -----------

Balance as of March 31, 1997 .....      ($    5,701)      ($6,000,000)      $ 2,216,511
                                        ===========       ===========       ===========

Sale of Common Stock in connection
  with Private Placement net of
  $457,239 of expenses ...........             --                --           2,013,093
Issuance of Common Stock in
  connection with consulting
  agreement.......................             --                --             131,500
Exchange of Common Stock and
  Warrants into 8% Cumulative
  Convertible Debentures..........             --                --          (2,013,093)
Valuation of Discount of Common
  Stock Available to Holders of
  8% Cumulative Convertible
  Debentures......................             --                --           2,130,143
Net loss .........................             --                --          (4,722,545)
                                        -----------       -----------       -----------

Balance as of September  30, 1997 .     ($    5,701)      ($6,000,000)      $  (244,391)
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

         On August 7, 1997, the Company consummated a Regulation S Private Placement Offering directed to non "United States Persons" pursuant to which the Company sold $2,500,000 principal amount of the Company's Cumulative Convertible Debentures (the "Debentures"). The principal amount of the Debentures are convertible into shares of the Company's common stock at the option of the holder, commencing 41 days after issuance, at a price equivalent to a 30% discount from market based upon the five (5) day average daily closing bid price, as reported on NASDAQ, for the five (5) trading days immediately preceding the applicable date of conversion. As a result of the Emerging Issues Task Force ("EITF") Bulletin D-60, as promulgated by the Financial Accounting Standards Board ("FASB"), the Company has recorded a finance charge and a corresponding increase to Paid in Capital of $1,071,429 attributable to the sale of the Convertible Debentures. The Debentures bear interest at the rate of 8% per annum payable on August 7 of each year commencing August 7, 1998. The Debentures are redeemable and callable for conversion under certain circumstances and are due June 30, 2000. The Company paid a placement fee equal to 10% of the gross proceeds and a 3% non-accountable expense allowance to the Placement Agent. As of September 30, 1997, no Debentures had been converted into shares of the Company's common stock (See Note 12).

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PRIVATE PLACEMENT OF SECURITIES AND 8% CUMULATIVE CONVERTIBLE DEBENTURES - (Continued)

         At the same time but separate from the Regulation S Private Placement Offering, $2,470,334 principal amount of the Debentures were offered to those persons who subscribed to and participated in the Company's May 1997 Private Placement of the units. Those investors were offered the opportunity to exchange all, but not less than all, of their units for Debentures, on a dollar for dollar basis. As a result, effective August 7, 1997, the holders of the May 1997 Private Placement units exchanged their units for an agggregate $2,470,334 principal amount of the 8% Convertible Debentures. The Debentures in this separate offering are convertible at the option of the holder commencing 180 days after issuance. As a result of the EITF Bulletin D-60, the Company has reduced the carrying value of the Debentures and increased Paid In Capital in the amount of $1,058,715 and recorded a finance charge of $311,733 on the sale of these convertible debentures.

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

         On October 16, 1997 in an effort to bring relief to C-Block license holders, the FCC offered three options, one of which must be chosen by January 15, 1998. The three options are as follows: (1) an "Amnesty Option" permitting return of the licenses which will result in the forfeiture of the original down payment of $2,645,220 and the return to the Company of the previous installments paid which amount to approximately $286,000; (2) a "Disaggregation Option" permitting the

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PCS LICENSES - (Continued)

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


NOTE 5 - NOTES PAYABLE - (Continued)

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

NOTE 8 - CONVERTIBLE PREFERRED STOCK

         On July 23, 1996, the Board of Directors of the Company authorized the issuance of an aggregate of 4,000,000 shares of Series B Preferred Stock ("Preferred Stock"). Each share of Preferred Stock was convertible into .13 shares of the Company's common stock. These shares were purchased by certain officers and directors of the company for three year Promissory Notes ("Notes") bearing interest at the rate of 7% per annum. The interest was to be accrued and was not to be payable until the securities were sold. The Notes were non-recourse, but collateralized by the pledge of the Preferred Stock. Each share of Preferred Stock was subject to a three year vesting period, whereby 1/3 was immediately vested, and the balance was to be vested during the next two years as long as the aforementioned individuals remained as either officers or directos of the Company.

         On October 10, 1997, in an effort to hire a new management team and secure anticipated further financing, said officers and directors agreed to rescind this transaction. As a result, the 4,000,000 shares of Series B Preferred have been rescinded by the Company and are no longer deemed outstanding.

NOTE 9 - INCOME TAXES

         The Company adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $5,000,000 which will expire beginning in fiscal 2010. These losses are limited by the provisions of
         Section 382 of the Internal Revenue Code due to a considered more than 50% change in ownership with the issuance of the Convertible Subordinated Debenture in August 1997. Following such a change, the

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES - (Continued)

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

         On or about March 11, 1997, the Company was served with a Summons and Complaint in an action entitled: "Daily News, L.P. v. Free Trade a/k/a Free Trade Distributors, Inc. and Electronics Communications Corp.," pending in the United States District Court for the Southern District of New York. The Plaintiff, The Daily News, claimed breach of a certain Advertising Contract, in that the Company's subsidiary failed to pay

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10- PENDING LITIGATION - (Continued)

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

NOTE 11- BUSINESS PLAN AND LIQUIDITY

         The Company's financial statements for the six months ended September 30, 1997 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred net losses of $4,722,545 and $3,030,856 for the six months ended September 30, 1997, and 1996 respectively. The Company has a working capital deficiency of $2,073,107 at September 30, 1997. In addition, the Company has an interest payment in excess of $2,000,000 due to the FCC (see Note "5D") upon lifting of the moratorium. The Company's financial statements for the three months ended September 30, 1997 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred net losses of $3,352,979 for the quarer ended September 30, 1997, $1,048,802 for the quarter ended March 31, 1997 and $5,604,054 for the year ended December 31, 1996.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- BUSINESS PLAN AND LIQUIDITY - (Continued)

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

Interest expense was $1,519,266 for the three months ended September 30, 1997 compared to $63,975 for the three months ended September 30, 1996, Interest expense was $1,613,529 for the six months ended September 30, 1997 compared to $107,302 for the six months ended September 30, 1996. Interest expense increased for the three months and six months ended September 30, 1997 as a result of leases for office equipment and paging equipment, increased bank borrowings and the private placement of 8% convertible debentures on August 7, 1997. In addition, the Company incurred a non-cash interest expense of $1,383,161 in the six and three month periods ending September 30, 1997 due to EITF Bulletin D-60 discussed more fully in Note 2 and the subsequent amortization of deferred finance charges on the sale of the Company's 8% convertible debentures.

Financial Condition, Liquidity and Capital Resources


The Company has incurred net losses of $3,352,979 and $2,421,509 for the three months ended September 30, 1997 and 1996 respectively, and $4,722,545 and $3,030,856 for the six months ended September 30, 1996 and 1997 respectively. The Company has a working capital deficiency of $2,073,107 at September 30, 1997 and $5,402,960 at March 31, 1997. The improvement of working capital at September 30, 1997 compared to March 31, 1997 is primarily the result of a reclassification of long term assets of the paging and two-way radio systems to current assets held for sale.

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