Form 10KSB/A
period 1996-12-31
ELECTRONICS COMMUNICATIONS CORP
filed 1997-12-04
CIK 926366

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

STETZ, BELGIOVINE CPAs, P.C.
February 17, 1997
Montclair, NJ 07042



                          ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                                                         DECEMBER 31,
                                                                                    ---------------------
                                                                                       1996        1995
                                                                                       ----        ----

CURRENT ASSETS
  Cash                                                                               $179,188     $18,000
  Restricted Cash                                                                      -        1,100,000
  Accounts Receivable
    (Net of $574,910 and $80,987 Allowance for Doubtful
     Accounts at  December 31, 1996 and 1995, respectively)                           676,797   2,204,789
  Inventories                                                                         187,953     476,796
  Bid Deposit                                                                          -        1,000,000
  Loan Receivable                                                                     114,560     550,000
  Prepaid Expenses                                                                     12,162      78,849
                                                                                    ---------  ----------

  TOTAL CURRENT ASSETS                                                              1,170,660   5,428,434
                                                                                    ---------  ----------

PROPERTY AND EQUIPMENT
  Property and Equipment                                                            2,754,910     335,858
  Accumulated Depreciation                                                           (634,314)    (75,544)
                                                                                    ---------  ----------

  NET PROPERTY AND EQUIPMENT                                                        2,120,596     260,314
                                                                                    ---------  ----------

OTHER ASSETS
  PCS Licenses                                                                     19,473,392     -
  Prepaid Service Contract                                                          1,205,137     -
  Loan Origination Fees                                                               808,287     -
  Paging Carrier Agreement                                                            980,022     -
  Deferred Private Placement Costs                                                    237,243     225,787
  Deferred License Costs                                                              335,932     293,810
  Security Deposits and Other Assets                                                  160,795      38,313
  Goodwill                                                                             66,202     -
  Deferred Registration Costs                                                          84,176     -
                                                                                    ---------  ----------

  TOTAL OTHER ASSETS                                                               23,351,186     557,910
                                                                                   ----------  ----------

  TOTAL ASSETS                                                                    $26,642,442  $6,246,658
                                                                                  -----------  ----------
                                                                                  -----------  ----------







                           See Notes to Consolidated Financial Statements.

                           ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS


                                 LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                       DECEMBER 31,
                                                                                 ------------------------
                                                                                     1996        1995
                                                                                     ----        ----

CURRENT LIABILITIES
  Accounts Payable                                                                 $1,956,329  $1,783,344
  Notes Payable - Other                                                             1,081,538      28,000
  Notes Payable - Bank                                                                 95,000   1,225,000
  Notes Payable - Stockholders                                                        181,677     252,007
  Current Portion of Obligations Under Capital Leases                                 234,885      50,244
  Current Portion of Long Term Debt                                                     8,793      -
  Private Placement Advance                                                           500,000     116,223
  Accrued Expenses                                                                    552,005     248,764
  Accrued Interest                                                                    493,401      -
  Customer Deposits                                                                    24,009      -
                                                                                 ------------  ----------

  TOTAL CURRENT LIABILITIES                                                         5,127,637   3,703,582
                                                                                 ------------  ----------

LONG TERM LIABILITIES
  Notes Payable                                                                    16,348,771      -
  Long Term Debt                                                                       43,971      -
  Obligations under Capital Leases                                                    745,639      78,801
                                                                                 ------------  ----------

  TOTAL LONG TERM LIABILITIES                                                      17,138,381      78,801

Minority Interest                                                                     415,474      -

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.01 per share, 8,000,000 authorized,
      4,000,000 Series B Non - Voting Convertible Shares issued
     outstanding at December 31, 1996.                                                 40,000     -
  Common Stock, par value $.05 per share, 40,000,000
    authorized, issued and outstanding 12,189,174 and 3,003,697
    at December 31, 1996 and 1995, respectively.                                      609,460     150,186
  Additional Paid-In Capital                                                       18,295,820   5,320,629
  Retained (Deficit)                                                               (8,978,629) (2,947,539)
  Subscription Receivable                                                          (6,000,000)    -
  Notes Receivable Arising from Common Stock Purchase Warrants Sold                    (5,701)    (59,001)
                                                                                 ------------  ----------

  TOTAL STOCKHOLDERS' EQUITY                                                        3,960,950   2,464,275
                                                                                 ------------  ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $26,642,442  $6,246,658
                                                                                 ------------  ----------
                                                                                 ------------  ----------






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




                           See Notes to Consolidated Financial Statements.

                            ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                    ---------------------
                                                                                       1996        1995
                                                                                       ----        ----

SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
 CASH PAID DURING THE YEAR FOR :
  Interest                                                                           $206,060     $85,427

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Property Acquired Under Capital Leases                                              970,315     131,573
  Issuance of Common Stock in Connection with Debt Agreements                         271,500
  Issuance of Common Stock in Connection with Conversion of Debentures              2,234,676

  Fair Value of Debt Assumed in Connection with
    Acquisition of PCS Licenses                                                    16,176,673
  Fair Value of Assets Acquired                                                     1,114,000
  Less: Cash Acquired                                                                  16,489
          Conversion of Loans Receivable to Equity in Subsidiary                      550,000
          Issuance Of Common Stock                                                    389,000







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


(I)  FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1996, the fair values of cash, cash equivalents, non-convertible short term debt and current portion of long-term debt, accounts payable, accrued interest, accrued salaries and other accrued liabilities approximated their carrying values because of the short-term nature of these instruments. See note 7g for fair value information for the company's note payable to the FCC.

(J)  CAPITALIZATION OF INTEREST

Interest costs incurred during the period of time that assets are being made ready for their intended use are capitalized as part of the cost of acquiring such assets to the extent that these interest costs relate to financing such assets. Assets considered to qualify for capitalization of related interest cost include the FCC licenses. The Company follows a policy of capitalizing interest on the Notes Payable to the FCC as described in Note 7(G). In 1996 the total interest incurred and capitalized on these loans were $651,499.


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


The Company's total winning bids amounted to $26,452,200, after the 25% discount provided to small businesses, which the Company qualifies for, under the terms of the auction. The Company deposited cash of $2,645,220. The remaining balance will be paid out over the next 10 years with 7% interest only during the first six years, the cost was determined as (i) the present value of the deferred payment obligation provided by the U.S. Government using a risk-adjusted fair value discount rate of 14.0% and (ii) the downpayments. The U.S. Government financing, which provides for favorable terms, including a below market interest rate equal to the ten-year treasury note rate (7.0% at December 31, 1996) at the date of license grant over the ten year life of the financing, is available to the Company because it qualifies as a small business as defined by the FCC rules and regulations. Included on the license costs are capitalized interest in the amount of $651,498. The company has not begun PCS service. Upon inception of such services, the Company will amortize the licenses and related costs over a 10 year period.


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

                  ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - NOTES PAYABLE - (CONTINUED)


(G) The Notes Payable - FCC consist of six 7% 10 year notes aggregating $23,806,980. The notes are payable in quarterly installments of interest only for the first six years and principal plus interest thereafter. The notes are secured by the PCS licenses. The interest payment due December 31, 1996 has not been paid. A default under this note ("Event of Default") shall occur if the maker remains delinquent for more than 90 days. The fair value of the Company's Note Payable were estimated based on an estimated fair value risk-adjusted interest rate of 14%. This fair value risk-adjusted rate is based on rates obtained by other comparable wireless telecommunications companies for debt financing.


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
                                            ------------------------------
                                            ------------------------------
NOTE 14 - INCOME TAXES

The Company adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not recorded provisions for income taxes as it has consolidated net operating losses for income tax purposes.

Deferred tax assets are comprised of the following:

                                                            December 31,
                                                         1995          1996

Net Operating Loss Carryforwards                      $1,051,583    $2,412,436
Less: Valuation Allowance                             (1,051,583)   (2,412,436)
                                                       ---------     ---------
Net Deferred tax asset                                         0             0

Net deferred tax assets of approximately $1,051,583 and $2,412,436 at December 31, 1994 and 1995, respectively, have been offset in full by a valuation allowance as the Company has continually generated net losses from its inception and is expected to continue to do so.

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


In December 1996, the Company by a private placement memorandum, is offering for sale a maximum of 2,200,000 and a minimum of 700,000 units at a price of $1.50 per unit. Each unit consists of one(1) share of ECC common stock and one and one-half (1 1/2) Class A Warrants. The Class A Warrant entitles the purchaser to purchase one (1) additional share of common stock at $5.00 per share, subsequently reduced to $2.25 per share, at any time prior to May 12, 1999, subject to prior redemption by the Company. For additional details reference is made to the Private Placement Memorandum dated December 6, 1996. The Placement agents will receive, in the aggregate, a selling commission of up to ten (10%) percent of the aggregate amount of the Unit offering, plus a 1% non-accountable due diligence allowance, and an outright grant of 750,000 A Warrants (assuming the Maximum offering price is achieved, featuring the same terms as the A Warrants included in the Units), which shall be allocated and distributed to the Placement Agents pro rata, based on the number and percentage of Units placed by such Placement Agent(s), and the aggregate amount of sale proceeds generated. This grant of the warrants will be included in the underwriting commission and deducted from the proceeds of the offering.



Subscriptions for 1,408,000 units have been received as of April 15, 1997. The Company has determined to reduce the per unit offering price to Investors from $1.50 to $1.00 per unit. The Company will maintain the maximum offering proceeds as $3,300,000. Assuming that the maximum Offering is achieved, a total of 3,300,000 Units will be sold rather than 2,200,000 Units. The offering had been extended to May 31, 1997, but may be terminated sooner in the discretion of management. As of April 28, 1997 the Company has closed on $2,150,000 in aggregate subscriptions, leaving approximately $1,150,000 remaining for sale.


NOTE 23 - CORRECTION OF AN ERROR


The accompanying financial statements have been restated to give effect to various adjustments arising from the issuance of the convertible debentures described in Note 2d and the loan agreement in note 7(E) (H) (I) and the acquisition of PCS Licenses described in Note 40. The effect of the restatement was to decrease Net Income for the year ended December 31, 1996 by $367,036 ($.07 per share.), decrease other assets by $5,324,321.40, decrease long term liability by $7,630,307 and increase stockholder equity by $1,826,585.

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