Form 10QSB/A
period 1997-03-31
ELECTRONICS COMMUNICATIONS CORP
filed 1997-12-04
CIK 926366

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                               ------------------------


                                    FORM 10-QSB/A


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
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                MARCH 31,       DECEMBER 31,
                                                                   1997             1996
                                                              --------------  ---------------
                                                                (UNAUDITED)
CURRENT ASSETS
  Cash......................................................   $     48,620    $     179,188
  Accounts Receivable
   (Net of $504,000 Allowance for Doubtful
   Accounts at March 31, 1997 and $574,910 at December 31,
   1996.)...................................................        685,709          676,797
  Inventories...............................................        256,698          187,953
  Loan Receivable...........................................        114,560          114,560
  Prepaid Expenses..........................................          6,158           12,162
                                                              --------------  ---------------
                     TOTAL CURRENT ASSETS...................      1,111,745        1,170,660
                                                              --------------  ---------------
PROPERTY AND EQUIPMENT
  Property and Equipment....................................      2,794,870        2,754,910
  Accumulated Depreciation..................................       (778,502)        (634,314)
                                                              --------------  ---------------
          NET PROPERTY AND EQUIPMENT........................      2,016,368        2,120,596
                                                              --------------  ---------------
OTHER ASSETS
  PCS Licenses..............................................     20,037,759       19,473,392
  Prepaid Service Contract..................................      1,027,911        1,205,137
  Loan Origination Fees.....................................        287,876          808,287
  Paging Carrier Agreement..................................        962,835          980,022
  Deferred Private Placements Costs.........................        347,971          237,243
  Deferred License Costs....................................        366,650          335,932
  Security Deposits and Other Assets........................        126,945          160,795
  Goodwill..................................................         63,459           66,202
  Deferred Registration Costs...............................         84,176           84,176
  Deferred PCS Costs........................................         19,050         --
                                                              --------------  ---------------
                     TOTAL OTHER ASSETS.....................     23,326,632       23,351,186
                                                              --------------  ---------------
                           TOTAL ASSETS.....................   $ 26,454,745   $   26,642,442
                                                              --------------  ---------------
                                                              --------------  ---------------



                       See Notes to Consolidated Financial Statements.

               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  MARCH 31,       DECEMBER 31,
                                                                     1997             1996
                                                              --------------  ---------------
                                                                (UNAUDITED)
CURRENT LIABILITIES
  Accounts Payable..........................................   $  1,971,849    $   1,956,329
  Notes Payable--Other......................................        941,949        1,081,538
  Notes Payable--Bank.......................................         95,000           95,000
  Notes Payable--Stockholders...............................         92,215          181,677
  Current Portion of Obligations Under Capital Leases.......        234,885          234,885
  Current Portion of Long Term Debt.........................          8,793            8,793
  Private Placement Advance.................................      1,628,254          500,000
  Accrued Expenses..........................................      1,002,617          552,005
  Accrued Interest..........................................        607,429          493,401
  Customer Deposits.........................................         23,929           24,009
                                                              --------------  ---------------
                 TOTAL CURRENT LIABILITIES..................      6,606,920        5,127,637
                                                              --------------  ---------------
LONG TERM LIABILITIES
  Notes Payable.............................................     16,482,516       16,348,771
  Long Term Debt............................................         41,879           43,971
  Obligations under Capital Leases..........................        682,377          745,639
                                                              --------------  ---------------
TOTAL LONG TERM LIABILITIES.................................     17,206,772       17,138,381
                                                              --------------  ---------------
Minority Interest...........................................        424,542          415,474


STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.01 per  share, 8,000,000
   authorized, 4,000,000 Series B Non-Voting
   Convertible Shares issued outstanding at March 31, 1997
   and December 31, 1996, respectively......................         40,000           40,000
  Common Stock, par value $.05 per share, 40,000,000
   authorized, 12,189,174 issued and outstanding at March 31,
   1997 and 3,082,318 at December 31, 1996.................         609,460          609,460
  Additional Paid-In Capital................................     18,295,820       18,295,820
  Retained (Deficit)........................................    (10,723,068)       8,978,629
  Subscription Receivable...................................     (6,000,000)      (6,000,000)
  Notes Receivable arising from Common Stock Purchase
   Warrants Sold............................................         (5,701)          (5,701)
                                                              --------------  ---------------
                 TOTAL STOCKHOLDERS' EQUITY.................      2,216,511        3,960,950
                                                              --------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $ 26,454,745    $  26,642,442
                                                              --------------  ---------------
                                                              --------------  ---------------


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

                    See Notes to Consolidated Financial Statements.

                   ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                         1997          1996
                                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)................................................  ($  1,744,439) ($ 108,130)
  Adjustments to Reconcile Net Income (Loss)
  Net Cash Used By Operations:
  Depreciation and Amortization....................................        680,278      46,557
  Provision for Doubtful Accounts..................................        (70,910)     --
  Non Cash Other Expense...........................................       --            73,769
  Minority Interest in Loss........................................         (9,068)     --
  Changes in:
  Accounts Receivable..............................................         (8,912)    928,392
  Inventories......................................................        (68,745)    (73,303)
  Prepayments......................................................        183,230      (3,739)
  Accounts Payable.................................................         15,520    (509,166)
  Accrued Expenses and Taxes Payable...............................        450,625     138,515
  Accrued Interest.................................................        114,028      --
  Customer Deposits................................................            (80)     --
                                                                     -------------  ----------
    TOTAL ADJUSTMENTS..............................................      1,285,966     601,025
                                                                     -------------  ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES...................       (458,473)    492,895
                                                                     -------------  ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Receivable..................................................       --          (564,000)
  Other Assets.....................................................         45,289     (60,882)
  Deferred License Costs...........................................       (461,340)    (12,600)
  Deferred PCS Costs...............................................        (19,050)     --
  Additions to Property and Equipment..............................         39,960     (86,639)
                                                                     -------------  ----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES...................       (395,141)   (724,121)
                                                                     -------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds (Payments) of Shareholder Loans.....................        (89,462)    (24,759)
  Deferred Costs in Connection with Public Offering................       --            --
  Private Placement Advance........................................      1,128,254      --
  Payments of Bank Loans...........................................       --           (65,000)
  Deferred Private Placement Costs.................................       (110,803)   (138,357)
  Proceeds of Other Loans..........................................       --           134,000
  Payments of Other Loans..........................................       (141,681)    (23,000)
  Principal Payments of Capital Lease Obligations..................        (63,262)     (4,329)
  Sale of Common Stock.............................................       --           389,000
                                                                     -------------  ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...................        723,046     267,555
                                                                     -------------  ----------
NET INCREASE (DECREASE) IN CASH....................................       (130,568)     36,329
CASH, BEGINNING OF PERIODS.........................................        179,188      18,000
                                                                     -------------  ----------
CASH, END OF PERIODS...............................................  $      48,620  $   54,329
                                                                     -------------  ----------
                                                                     -------------  ----------
SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS CASH PAID DURING THE
PERIOD FOR:
  Interest..........................................................        59,292      23,762
  Taxes.............................................................                     --
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Property Acquired Under Capital Lease.............................      --        ($  32,258)



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


    (J) Capitalization of Interest

    Interest costs incurred during the period of time that assets are being made ready for their intended use are capitalized as part of the cost of acquiring such assets to the extent that these interest costs relate to financing such assets. Assets considered to qualify for capitalization of related interest cost include the FCC licenses. The Company follows a policy of capitalizing interest on the Notes Payable to the FCC as described in
Note 7(G). In 1997, the total interest incurred and capitalized on these loans were $564,368.


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


    (K) In December 1996, the Company by a private placement memorandum, offered for sale a maximum of 2,200,000 and a minimum of 700,000 units at a price of $1.50 per unit. Each unit consists of one (1) share of ECC common stock and one and one-half (1 1/2) Class A Warrants. The Class A Warrant entitles the purchaser to purchase one (1) additional share of common stock at $5.00 per share, subsequently reduced to $2.25 per share, at any time prior to May 12, 1999, subject to prior redemption by the Company. For additional details reference is made to the Private Placement Memorandum dated December 6, 1996. This grant of the warrants will be included in the underwriters commission and deducted from the proceeds of the offering


    The Company subsequently determined to reduce the per Unit offering price to Investors from $1.50 to $1.00 per Unit, while maintaining the maximum offering at $3,300,000. The Offering was extended to May 31, 1997. Upon final closing, the Company received gross offering proceeds in the sum of $1,902,000, upon its acceptance of subscription for the purchase of 1,902,000 units, representing the sale of 1,902,000 shares of common stock and 2,853,000 warrants to purchase common stock.


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


    The Company's total winning bids amounted to $26,452,200, after the 25% discount provided to small businesses, which the Company qualifies for, under the terms of the auction. The Company deposited cash of $2,645,220. The remaining balance will be paid out over the next 10 years with 7% interest only during the first six years, the cost was determined as (i) the present value of the deferred payment obligation provided by the U.S. Government using a risk-adjusted fair value discount rate of 14.0% and (ii) the downpayments. The U.S. Government financing, which provides for favorable terms, including a below market interest rate equal to the ten-year Treasury Note rate (7.0% at December 31, 1996) at the date of license grant over the ten-year life of the financing, is available to the Company because it qualifies as a small business as defined by the FCC rules and regulations. Included in the license costs are capitalized interest in the amount of $1,215,867. The company has not begun PCS service. Upon inception of such services, the Company will amortize the licenses and related costs over a 10 year period.


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