Form 10QSB/A
period 1997-06-30
ELECTRONICS COMMUNICATIONS CORP
filed 1998-01-05
CIK 926366

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

         The number of shares of the registrant's common stock ($.60 par value) outstanding as of August 20, 1997 was 1,275,047.

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


        Item 2. Management's Discussion and Analysis or Plan of Operation



        PART II.    OTHER INFORMATION

                    Signature page


                              ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                                             JUNE 30,         MARCH 31,        DECEMBER 31,
                                                         ------------      ------------      --------------
                                                               1997              1997              1996
                                                          (UNAUDITED)       (UNAUDITED)
CURRENT ASSETS
  Cash .............................................     $     23,447      $     48,620      $    179,188
  Accounts Receivable
    (Net of $508,400 Allowance for Doubtful Accounts
    at June 30, 1997,  $504,000 at March 31, 1997
    and $574,910 at December 31, 1996.) ............          731,176           685,709           676,797
  Inventories ......................................          186,338           256,698           187,953
  Loan Receivable ..................................          114,560           114,560           114,560
  Prepaid Expenses .................................            6,158             6,158            12,162
                                                         ------------      ------------      ------------

                        TOTAL CURRENT ASSETS .......        1,061,679         1,111,745         1,170,660
                                                         ------------      ------------      ------------


PROPERTY AND EQUIPMENT
  Property and Equipment ...........................        2,800,394         2,794,870         2,754,910
  Accumulated Depreciation .........................         (924,017)         (778,502)         (634,314)
                                                         ------------      ------------      ------------

                  NET PROPERTY AND EQUIPMENT .......        1,876,377         2,016,368         2,120,596
                                                         ------------      ------------      ------------

OTHER ASSETS
   PCS Licenses ....................................       20,638,564        20,037,759        19,473,392
   Marketing Service Contract ......................          850,685         1,027,911         1,205,137
   Loan Origination Fees ...........................          123,750           287,876           808,287
   Paging Carrier Agreement ........................          945,649           962,835           980,022
  Deferred Private Placements Costs ................             --             347,971           237,243
   Deferred Debenture Costs ........................          137,969              --                --
  Deferred PCS License Costs .......................          391,191           366,650           335,932
  Security Deposits and Other Assets ...............          141,287           126,945           160,795
   Goodwill ........................................           62,346            63,459            66,202
   Deferred Registration Costs .....................           76,546            84,176            84,176
                                                         ------------      ------------      ------------

                          TOTAL OTHER ASSETS .......       23,367,987        23,326,632        23,351,186
                                                         ------------      ------------      ------------

                                TOTAL ASSETS .......     $ 26,306,043      $ 26,454,745      $ 26,642,442
                                                         ============      ============      ============

                             See Notes to Consolidated Financial Statements.


                              ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                 (continued)


                                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               JUNE 30,         MARCH 31,      DECEMBER 31,
                                                            -----------      ------------      ------------
                                                                1997              1997              1996
                                                             (UNAUDITED)       (UNAUDITED)
CURRENT LIABILITIES
  Accounts Payable ...................................        2,576,224      $  1,971,849      $  1,956,329
  Notes Payable - Other ..............................          205,788           941,949         1,081,538
  Notes Payable - Bank ...............................           95,000            95,000            95,000
  Notes Payable - Stockholders .......................          112,604            92,215           181,677
  Current Portion of Obligations Under Capital Leases           234,885           234,885           234,885
  Current Portion of Long Term Debt ..................            8,793             8,793             8,793
  Private Placement Advance ..........................             --           1,628,254           500,000
  Accrued Expenses ...................................          353,025         1,002,617           552,005
  Accrued Interest ...................................        1,024,051           607,429           493,401
  Customer Deposits ..................................           22,854            23,929            24,009
                                                            -----------      ------------      ------------

                   TOTAL CURRENT LIABILITIES .........        4,633,224         6,606,920         5,127,637
                                                           ------------      ------------      ------------

LONG TERM LIABILITIES
  Notes Payable ......................................       16,659,069        16,482,516        16,348,771
  Long Term Debt .....................................           38,981            41,879            43,971
  Obligations under Capital Leases ...................          625,085           682,377           745,639
  Debentures Payable Advance .........................        1,061,302              --                --
                                                           ------------      ------------      ------------

TOTAL LONG TERM LIABILITIES ..........................       18,384,437        17,206,772        17,138,381
                                                           ------------      ------------      ------------

Minority Interest ....................................          428,344           424,542           415,474

                              See Notes to Consolidated Financial Statements.



                              ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                 (continued)





                                                               JUNE 30,         MARCH 31,      DECEMBER 31,
                                                            -----------      ------------      ------------
                                                                1997              1997              1996
                                                             (UNAUDITED)       (UNAUDITED)
STOCKHOLDERS' EQUITY
  Preferred Stock,  par value $.01 per share,
     8,000,000 authorized, 4,000,000
    Series B Non-Voting Convertible Shares issued
     outstanding at June 30, 1997, March 31, 1997
     and December 31 1996, respectively ..............           40,000            40,000            40,000
  Common Stock, par value $.60 per share, 40,000,000
     authorized, issued and outstanding , 1,221,626 at
     June 30, 1997 and  1,015,765 at March 31, 1997
     and December 31, 1996  ..........................          732,976           609,460           609,460
  Additional Paid-In Capital .........................       20,185,397        18,295,820        18,295,820
  Retained (Deficit) .................................      (12,092,634)      (10,723,068)       (8,978,629)
  Subscription Receivable ............................       (6,000,000)       (6,000,000)       (6,000,000)
  Notes Receivable arising from Common Stock Purchase
  Warrants Sold ......................................           (5,701)           (5,701)           (5,701)
                                                           ------------      ------------      ------------

                  TOTAL STOCKHOLDERS' EQUITY .........        2,860,038         2,216,511         3,960,950
                                                           ------------      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........     $ 26,306,043      $ 26,454,745      $ 26,642,442
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

        (I) Capitalization of Interest

         Interest costs incurred during the period of time that assets are being made ready for their intended use are cappitalized as part of the cost of acquiring such assets to the extent that these interest costs relate to financing such assets. Assets considered to qualify for capitalization of related interest cost include the FCC licenses. The Company follows a policy of capitalizing interest on the Notes Payable to the FCC as described in Note 7(G). In the six months ended June 30, 1997, the total interest incurred and capitalized on these loans were $600,805.

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

         The Company's total winning bids amounted to $26,452,200, after the 25% discount provided to small businesses, which the Company qualifies for, under the terms of the auction. The Company deposited cash of $2,645,220. The remaining balance will be paid out over the next 10 years with 7% interest only during the first six years, the cost was determned as (i) the present value of the deferred payment obligation provided by the U.S. Government using a risk-adjusted fair value discount rate of 14.0% and (ii) the downpayments. The U.S. Government financing, which provides for favorable terms including a below market interest rate equal to the ten-year Treasury Note rate (7.0% at December 31, 1996) at the date of license grant over the ten-year life of the financing, is available to the Company because it qualifies as a small business as defined by the FCC rules and regulations. Included in the license costs are certain legal fees incurred in obtaining the license. Capitalized PCS interest in the amount of $1,334,275 represents interest capitalized in conjunction with these licenses. The company has not begun PCS service. Upon inception of such services, the Company will amortize the licenses and related costs over a 40 year period.

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

         (D) The Notes Payable - FCC consist of six 7% 10 year notes aggregating $23,806,980. The notes are payable in quarterly installments of interest only for the first six years and principal plus interest thereafter. The notes are secured by the PCS licenses. The interest payment due December 31, 1996 was partially paid on March 31, 1997. The Company has not made a quarterly interest payment since March 31, 1997. This non-payment is due to an FCC moratorium on quarterly interest payments while it awaits a decision on the FCC changing the quarterly installment due. This anticipated change is being considered to allow PCS license holders to better utilize short term cash to more quickly build out their systems in an effort to generate revenues. The Company has accrued interest expense of $1,024,051 through June 30, 1997. The fair value of the Company's note payable were estimated based on an estimated fair value risk-adjusted interest rate of 14%.


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