Form 10QSB
period 1997-12-31
ELECTRONICS COMMUNICATIONS CORP
filed 1998-02-20
CIK 926366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the transition period from ____________ to __________


                         Commission File Number 1-13764


                        ELECTRONICS COMMUNICATIONS CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                         11-2649088
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


         425 Broad Hollow Road
           Melville, New York                                  11747
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (516) 501-0466

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ X ]    No [   ].

         The number of shares of the registrant's common stock ($.60 par value) outstanding as of February 13, 1998 was 4,215,549 shares (see Note 1).

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      INDEX


        PART 1.     FINANCIAL INFORMATION (UNAUDITED)

        Item 1.     Consolidated Financial Statements

                    Consolidated Balance Sheets December 31, 1997 (unaudited), March 31, 1997 (unaudited) and December 31, 1996

                    Consolidated Statements of Operations for the three and nine months ended December 31, 1997 (unaudited) and 1996 (unaudited)

                    Consolidated (unaudited) Statements of Cash Flows for the nine months ended December 31, 1997 and 1996

                    Consolidated (unaudited) Statement of Changes in Stockholders' Equity for the nine months ended December 31, 1997

                    Notes to Consolidated Condensed Financial Statements


        Item 2.     Management's Discussion and Analysis


        PART II.    OTHER INFORMATION

                    Signature page

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                          ASSETS

                                                                           DECEMBER 31,            MARCH 31,            DECEMBER 31,
                                                                               1997                  1997                  1996
                                                                           ------------          ------------          ------------
                                                                            (UNAUDITED)          (UNAUDITED)
CURRENT ASSETS
  Cash ...........................................................         $ 1,639,739           $     48,620          $    179,188
  Accounts Receivable
    (Net of $15,132 Allowance for Doubtful
     Accounts at December 31, 1997, $504,000
     at March 31, 1997 and $574,910 at
     December 31, 1996.) .........................................             504,405                685,709               676,797
  Inventories ....................................................             170,122                256,698               187,953
  Loan Receivable ................................................             114,560                114,560               114,560
  Prepaid Expenses ...............................................              80,665                  6,158                12,162
                                                                           ------------          ------------          ------------
               TOTAL CURRENT ASSETS ..............................           2,509,491              1,111,745             1,170,660
                                                                           ------------          ------------          ------------

PROPERTY AND EQUIPMENT
  Property and Equipment .........................................           2,858,175              2,794,870             2,754,910
  Accumulated Depreciation .......................................          (1,201,469)              (778,502)             (634,314)
                                                                           ------------          ------------          ------------
         NET PROPERTY AND EQUIPMENT ..............................           1,656,706             2,016,368             2,120,596
                                                                           ------------          ------------          ------------
OTHER ASSETS
  PCS Licenses ...................................................          22,179,120             20,423,459            19,809,324
  Marketing Service Contract .....................................             496,233              1,027,911             1,205,137
  Loan Origination Fees ..........................................                  --                289,876               808,287
  Paging Carrier Agreement .......................................             919,569                962,835               980,022
  Deferred Private Placements Costs ..............................                  --                347,971               237,243
  Debt Issue Cost ................................................           1,424,000                     --                    --
  Security Deposits and Other Assets .............................             194,221                190,404               226,997
  Deferred Registration Costs ....................................              75,342                 84,176                84,176
                                                                           ------------          ------------          ------------
                 TOTAL OTHER ASSETS ..............................          25,288,485             23,326,632            23,351,186
                                                                           ------------          ------------          ------------
                       TOTAL ASSETS ..............................         $29,454,682           $ 26,454,745          $ 26,642,442
                                                                           ============          ============          ============

                See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           DECEMBER 31,            MARCH 31,            DECEMBER 31,
                                                                               1997                  1997                  1996
                                                                           ------------          ------------          ------------
                                                                            (UNAUDITED)          (UNAUDITED)
CURRENT LIABILITIES
  Accounts Payable and accrued expenses...........................         $  1,321,898          $  2,998,395          $  2,532,343
  Notes Payable - Other ..........................................              667,899               941,949             1,081,538
  Current Portion of Bank Note ...................................                   --                95,000                95,000
  Current Portion of Obligations Under
    Capital Leases ...............................................              356,766               234,885               234,885
  Current Portion of Long Term Debt ..............................               15,140                 8,793                 8,793
  Private Placement Advance ......................................                   --             1,628,254               500,000
  Accrued Interest FCC Notes ......................................             957,861               607,429               493,401
                                                                           ------------          ------------          ------------
          TOTAL CURRENT LIABILITIES ..............................            3,319,564             6,514,705             4,945,960
                                                                           ------------          ------------          ------------
LONG TERM LIABILITIES
  Accrued Interest FCC Notes .....................................              957,861
  Notes Payable to Stockholders ..................................                9,043                92,215               181,677
  Notes Payable to FCC............................................           16,963,365            16,482,516            16,348,771
  Long Term Debt .................................................               31,137                41,879                43,971
  Obligations under Capital Leases ...............................              429,551               682,377               745,639
  8% Cumulative Convertible Debentures ...........................            1,707,232                    --                    --
                                                                           ------------          ------------          ------------
TOTAL LONG TERM LIABILITIES ......................................           20,098,189            17,298,987            17,320,058
                                                                           ------------          ------------          ------------
Minority Interest ................................................              454,787               424,542               415,474

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.01 per share, 8,000,000 authorized,
     4,000,000 Series B Non-Voting Convertible Shares issued and outstanding at March 31, 1997 and December 31 1996,
     respectively ................................................                   --                40,000                40,000
  Preferred Stock, no par value, 45 authorized Series C
     Non-voting Convertible 30 Shares issued and outstanding
     at December 31, 1997.........................................                   --                    --                    --
  Common Stock, par value $.60 per share, 40,000,000 authorized, issued and outstanding, 4,215,549 at December 31, 1997 and
     1,015,765 at March 31, 1997 and December 31, 1996 (Note 1) ..            2,529,331               609,460               609,460
  Additional Paid-In Capital .....................................           21,466,891            18,295,820            18,295,820
  Retained (Deficit) .............................................          (16,799,080)          (10,723,068)           (8,978,629)
  Discount on Common Stock available to Series C Preferred
     Shareholders ................................................           (1,615,000)                   --
  Subscription Receivable ........................................                   --            (6,000,000)           (6,000,000)
  Notes Receivable arising from Common Stock Purchase
  Warrants Sold ..................................................                   --                (5,701)               (5,701)
                                                                           ------------          ------------          ------------
         TOTAL STOCKHOLDERS' EQUITY ..............................            5,582,142             2,216,511             3,960,950
                                                                           ------------          ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................         $ 29,454,682          $ 26,454,745          $ 26,642,442
                                                                           ============          ============          ============

                See Notes to Consolidated Financial Statements.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                          --------------------------
                                                             1997            1996
                                                          -----------    -----------
REVENUES
  Paging & Two Way Radio ..............................   $ 1,745,386    $   984,851
  Commissions .........................................       422,428      2,114,646
  Electronics .........................................         9,614      1,994,414
                                                          -----------    -----------
                        TOTAL SALES ...................     2,177,428      5,093,911
                                                          -----------    -----------
COST OF SALES
  Paging & Two Way Radio ..............................     1,087,399        445,808
  Commissions .........................................       275,562      1,961,928
  Electronics .........................................       389,275      2,067,782
                                                          -----------    -----------
                TOTAL COST OF SALES ...................     1,752,236      4,475,518
                                                          -----------    -----------
                       GROSS INCOME ...................       425,192        618,393
                                                          -----------    -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Selling .............................................     1,380,842      1,957,925
  General and Administrative ..........................     3,195,278      4,509,212
                                                          -----------    -----------
                    TOTAL SELLING, GENERAL AND
                      ADMINISTRATIVE EXPENSES .........     4,576,120      6,467,137
                                                          -----------    -----------
  Interest Expense ....................................     2,497,499        165,098
  Interest Income .....................................         3,514             --

LOSS BEFORE MINORITY INTEREST, EXTRAORDINARY INCOME
AND INCOME TAXES ......................................    (6,644,913)    (6,013,842)
                                                          -----------    -----------
 Minority Interest in Gain (Loss)
   of Consolidated Subsidiaries .......................       (30,245)        55,264
                                                          -----------    -----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY INCOME......    (6,675,158)    (5,958,578)
  Income Taxes ........................................            --             --
                                                          -----------    -----------
NET LOSS BEFORE EXTRAORDINARY INCOME...................    (6,675,158)    (5,958,578)
  Extraordinary Income ................................       599,146             --
                                                          -----------    -----------
  Net Loss                                                $(6,076,012)   $(5,958,578)
                                                          ===========    ===========

INCOME (LOSS) PER COMMON SHARE:
  Before Extraordinary Income .........................         (3.81)        (12.50)
                                                          -----------    -----------
  Extraordinary Income ................................           .34             --
                                                          ===========    ===========
  (Loss) per Common Share .............................   $     (3.47)   $    (12.50)
                                                          -----------    -----------
AVERAGE COMMON SHARES OUTSTANDING .....................     1,753,457        476,880
                                                          ===========    ===========

                See Notes to Consolidated Financial Statements.

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                          --------------------------
                                                              1997           1996
                                                          -----------    -----------
REVENUES
  Paging & Two Way Radio ..............................   $   592,813    $   353,461
  Commissions .........................................            --        307,394
  Electronics .........................................                      303,140
                                                          -----------    -----------
                        TOTAL SALES ...................       592,813        963,995
                                                          -----------    -----------
COST OF SALES
  Paging & Two Way Radio ..............................       351,726         95,258
  Commissions .........................................        19,831        782,015
  Electronics .........................................            --        177,493
                                                          -----------    -----------
                TOTAL COST OF SALES ...................       371,557      1,054,766
                                                          -----------    -----------
                     GROSS INCOME (LOSS) ..............       221,256        (90,771)
                                                          -----------    -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Selling .............................................       425,890        952,588
  General and Administrative ..........................       848,940      1,849,977
                                                          -----------    -----------
                     TOTAL SELLING, GENERAL AND
                       ADMINISTRATIVE EXPENSES.........     1,274,830      2,802,565
                                                          -----------    -----------
INTEREST EXPENSE ......................................       883,955         74,396

 LOSS BEFORE MINORITY INTEREST, EXTRAORDINARY INCOME
 AND INCOME TAXES .....................................    (1,937,529)    (2,967,732)

 Minority Interest in Income (Loss)
   of Consolidated Subsidiaries .......................       (15,084)        40,010
                                                          -----------    -----------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY INCOME......    (1,952,613)    (2,927,722)
                                                          -----------    -----------
  Income Taxes ........................................            --             --
                                                          -----------    -----------
NET LOSS BEFORE EXTRAORDINARY INCOME...................   $(1,952,613)   $(2,927,722)
                                                          ===========    ===========
  Extraordinary Income ................................       599,146             --
                                                          -----------    -----------
  Net Loss ............................................   $(1,353,467)   $(2,927,722)
                                                          ===========    ===========
INCOME (LOSS) PER COMMON SHARE:
  Before Extraordinary Income .........................   $      (.63)   $     (6.14)
                                                          ===========    ===========
  Extraordinary Income ................................   $       .19             --
                                                          ===========    ===========
  Loss per Common Share ...............................   $      (.44)   $     (6.14)
                                                          ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING .....................     3,107,380        476,880
                                                          ===========    ===========

                See Notes to Consolidated Financial Statements.

                     ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   DECEMBER 31,
                                                           --------------------------
                                                               1997          1996
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss .............................................   $(6,076,012)   $(5,958,578)
  Adjustments to Reconcile Net Loss to
  Net Cash Used By Operations:
   Issue of Common Stock for Marketing Agreement .......            --        187,500
   Issuance of Common Stock for Consulting .............       131,500             --
   Issuance of Common Stock for Services ...............       327,640             --
   Legal Fees Financed with Stockholder N/P ............        80,000             --
   Warrants Issued for Interest Expense ................        59,000             --
   Accrued Interest FCC Note ...........................       480,849             --
  Depreciation and Amortization ........................       738,049      2,437,028
  Provision for Doubtful Amount ........................            --        493,923
  Non-cash Interest Expense.............................     2,264,143
  Amortization of Service Contract .....................       531,678
  Minority Interest in Loss (Income)....................        30,245        (55,264)
  Changes in:
  Accounts Receivable ..................................       181,304       (169,026)
  Inventories ..........................................        86,576        290,916
  Prepayments ..........................................       (74,507)        58,763
  Accounts Payable .....................................    (1,676,497)       389,509
  Accrued Interest .....................................     1,308,293         14,000
  Security Deposits and Other...........................        (7,189)       (74,895)
Accrued Expenses and Taxes Payable .....................                      164,726
                                                           -----------    -----------
    TOTAL ADJUSTMENTS ..................................     4,461,084      3,737,180
                                                           ===========    ===========
NET CASH  USED  IN
OPERATING ACTIVITIES ...................................    (1,614,928)    (2,221,398)
                                                           ===========    ===========


                See Notes to Consolidated Financial Statements.

                     ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                    DECEMBER 31,
                                                           --------------------------
                                                               1997          1996
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Unrestriction of Cash ..................................    $       --    $ 1,100,000
  Paging Carrier Agreements ............................        43,266        725,580
  PCS License ..........................................    (1,755,661)    (1,632,620)
  Additions to Property and Equipment ..................       (63,305)      (639,501)
  Payment for purchase of Threshold Communications, Inc.
    net of cash acquired ...............................                     (158,511)
  Other Assets .........................................            --         60,882
  Deferred License Costs ...............................            --        (42,122)
                                                           -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES ..................    (1,775,700)      (586,292)
                                                           ===========    ===========

CASH FLOWS FROM FINANCING
ACTIVITIES
Notes Receivable Arising From
Common Stock Purchase Warrants .........................            --         53,300
 Loan Receivable .......................................            --        556,000
  Stockholder Loan Receivable ..........................            --             --
  Purchase Warrants ....................................            --             --
  Deferred Private Placement Costs .....................            --        126,901
  Payment for Deferred Debenture Costs .................      (325,000)            --
  Payment for Deferred Registration Costs ..............            --        (84,176)
  Net Proceeds (Payments) of Shareholder Loans .........       189,188        (45,571)
  Proceeds of Other Loans ..............................            --        569,538
  Private Placement Advance ............................            --        500,000
  Payments of Bank Loans ...............................       (95,000)    (1,065,000)
  Proceeds from Debentures..............................     2,399,139      2,234,376
  Payments of Other Loans ..............................      (774,050)        23,000
  Proceeds from sale of
    10% one year convertible notes .....................       500,000             --
  Principal Payments of Capital Lease Obligations ......      (130,945)      (114,507)
  Sale of Common Stock .................................       627,810        181,976
  Proceeds from sale of Series C Preferred Stock........     2,595,000             --
  Payments of Long Term Debt ...........................        (4,395)        (3,288)
                                                           -----------    -----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES ...................................     4,981,747      2,932,549
                                                           ===========    ===========

NET INCREASE (DECREASE) IN CASH ........................     1,591,119        124,859
                                                           ===========    ===========
CASH, BEGINNING OF PERIOD...............................        48,620         54,329
                                                           -----------    -----------

CASH, END OF PERIOD.....................................   $ 1,639,739    $   179,188
                                                           ===========    ===========

                See Notes to Consolidated Financial Statements.

                     ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                    DECEMBER 31,
                                                           --------------------------
                                                               1997          1996
                                                           -----------    -----------


SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
 CASH PAID DURING THE PERIOD FOR:
  Interest .............................................   $  262,217     $   182,298
  Taxes ................................................           --              --
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Property Acquired Under Capital Lease ................           --       1,002,573
  Common Stock Issued for Payment of Loan Payable ......      352,360
  Exchange of Common Stock for Convertible Debt.........    1,908,093
  Recission of Preferred Stock .........................    6,000,000              --
  Exchange of Convertible Debt for Common Stock ........    2,600,000              --
  Retirement of Warrants and Notes Receivable ..........        5,701              --
  EITF D-60 Convertible Debt Valuation (Note 5H) .......      977,000              --
  SFAS No. 123 Deferred Expense for Warrants Issued
    (Note 5H) ... ......................................      447,000              --
  Discount on Common Stock available to Series C
    Preferred Shareholders
    Under EITF D-60.....................................    1,615,000              --
  Reclassification of Unamortized Debt Issue Cost
    Associated with 8% Converted Debentures
    upon Conversion to Common Stock.....................      312,000              --




                See Notes to Consolidated Financial Statements.

                                          ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                              (Unaudited)
                                                                                                      Additional         Retained
                                              Preferred Stock              Common Stock                Paid-In           Earnings
                                           Shares        Amount        Shares          Amount          Capital          (Deficit)
                                      ------------    ------------  ------------    ------------    ------------     ------------

Balance as of December 31, 1996 ..       4,000,000     $    40,000     1,015,765    $    609,460    $ 18,295,820     ($ 8,978,629)
Net loss .........................            --              --            --              --               --        (1,744,439)
                                      ------------    ------------  ------------    ------------    ------------     ------------

Balance as of March 31, 1997 .....       4,000,000     $    40,000     1,015,765    $    609,460    $ 18,295,820     ($10,723,068)
                                      ============    ============  ============    ============    ============     ============
Sale of Common Stock in connection
  with Private Placement net of
  $562,239 of expenses ...........            --              --         205,861    $    123,516    $  1,784,577             --
Issuance of common stock for
   consulting services............            --              --          50,000          30,000         101,500
Exchange of Common Stock and
  Warrants into 8% Cumulative
  Convertible Debentures..........            --              --        (205,861)       (123,516)     (1,784,577)            --
Valuation of Discount of Common
  Stock Available to Holders of
  8% Cumulative Convertible.......            --              --            --              --         2,130,143             --
  Debentures......................            --              --
Valuation of Discount of Common
  Stock to Holders of 10% One
  Year Promissory Notes ..........            --              --            --              --         1,617,000             --
Rescission of Series B
  preferred stock ................      (4,000,000)      (40,000)           --              --        (5,960,000)            --
Conversion of 8% cumulative
  convertible debentures
  into common stock ..............                                     2,626,708       1,576,025       1,023,975
Reclassification of Unamortized
  Debt Issue Cost Associated with
  8% Converted Debentures
  upon conversion to common
  stock....... ..................                                                                       (312,000)
Issuance of Common Stock
  in exchange for loans,
  subsidiary stock, Series B
  Preferred stock and
  employment agreements ..........                                       523,076         313,846         366,154
Sale of Series C
  preferred stock net of $405,000
  of expenses ....................            --              --                                       2,595,000
Valuation of discount on Common
  Stock available to holders of
  Series C Preferred
  Stock (Note 8) ................             30              --                                       1,615,000
Retirement of Note Receivable
  and Warrants ...................                                                                        (5,701)
Net loss .........................            --              --            --              --                --     ($ 6,076,012)
                                      ------------    ------------  ------------    ------------    ------------     ------------

Balance as of December 31, 1997 .             30              --       4,215,549    $  2,529,331    $ 21,466,891     ($16,799,080)
                                      ============    ============  ============    ============    ============     ============

                    ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Notes Receivable     Discount on
                                        Arising From       Common Stock
                                        Common Stock       Available to          Subscription
                                      Purchase Warrant Preferred Shareholders     Receivable           Total
                                        -----------    ----------------------     -----------       -----------
Balance as of December 31, 1996 ..      $(    5,701)                              $(6,000,000)      $ 3,960,950
Net loss .........................             --                --                      --          (1,744,439)
                                        -----------    ----------------------     -----------       -----------

Balance as of March 31, 1997 .....      $(    5,701)             --               $(6,000,000)      $ 2,216,511
                                        ===========    ======================     ===========       ===========

Sale of Common Stock in connection
  with Private Placement net of
  $562,329 of expenses ...........             --                                        --         $ 1,908,093
Issuance of Common Stock for
  consulting services.............             --                                        --             131,500
Exchange of Common Stock and
  Warrants into 8% Cumulative
  Convertible Debentures..........             --                                        --          (1,908,093)
Valuation of Discount of Common
  Stock Available to Holders of
  8% Cumulative Convertible
  Debentures......................             --                                        --           2,130,143
Valuation of Discount of Common
  Stock to Holders of 10% One
  Year Promissory Notes ..........                                                                    1,617,000
Rescission of Series B
  preferred stock ................                                                  6,000,000              --
Conversion of 8% cumulative
  convertible debentures
  into common stock ..............                                                                    2,600,000
Reclassification of Unamortized
  Debt Issue Cost Associated with
  8% Converted Debentures upon
  conversion to common stock ....                                                                      (312,000)
Issuance of Common Stock
  in exchange for loans,
  subsidiary stock, Series B
  Preferred Stock and
  employment agreements...........                                                                      680,000
Sale of Series C
  preferred stock net of $405,000
  of expenses                                                                                         2,595,000
Valuation of discount on Common
  Stock available to holders of
  Series C Preferred
  Stock (Note 8) ................                         (1,615,000)                                      --
Retirement of Note Receivable
  and Warrants ..................             5,701                                                        --
Net loss .........................             --                                        --          (6,076,012)
                                        -----------    ---------------------      -----------       -----------

Balance as of  December 31,  1997 .     $      --         (1,615,000)                    --         $ 5,582,142
                                        ===========    ======================     ===========       ===========

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) Business Activity and Basis of Presentation

         During 1994, Electronics Communications Corp. (the "Company") changed its name from Genetic Breeding, Inc. to Internow Affiliates, Inc. and then to Electronics Communications Corp. Effective on January 1, 1994, the Company acquired Free Trade Distributors, Inc. (which engaged in the wholesale distribution of cellular telephones and related accessories and electronic products) and Trade Zone Distributors, Inc. (which engaged in the activation of cellular radio subscribers for commissions), both serving the New York Metropolitan Area. The Company no longer distributes cellular telephones and related accessories and electronic products nor does it engage in the activation of cellular telephones for commissions.

         In 1995, the Company formed Electrocomm Wireless, Inc., a Delaware corporation as a subsidiary, to become a radio paging and two-way radio carrier in the New York Metropolitan Area and the State of New Jersey. The Company is presently inactive.

         In July 1995, the Company formed Personal Communications Network, Inc. ("PCN"), a Delaware corporation, to participate in the Federal Communications Commission auction for licenses to engage in personal communications services ("PCS"). On May 8, 1996 the Company obtained six PCS licenses for $26,452,200 entitling it to operate wireless PCS telephone systems covering nearly 1.5 million people in five states. In February, 1997 four (4) officers and directors and the wife of a director of the Company acquired a 24% interest in "PCN". See Note 16 as to the Company's acquisition of this 24% interest in PCN. As a result, PCN is now 100% owned by the Company.

         On March 22, 1996, Threshold Communications, Inc. ("TCI") acquired substantially all of the assets and assumed certain liabilities of General Communications and Electronics, Inc. ("GCE"). GCE is in the business of reselling paging air time to corporate clients. TCI also acquired as part of this transaction 56 2/3% of the outstanding stock of General Towers of America, Inc. (which engages in the business of providing two way radio services in the New York Metropolitan Area). TCI and its subsidiary General Towers of America, Inc. ("GTA") are treated as subsidiaries of the Company.

         On June 28, 1996, the Company acquired 51% of Threshold Communications, Inc. On January 2, 1998, the Company purchased the remaining 49% of TCI for a $90,000 cash payment.

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

               ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         On August 11, 1997 the Company changed its fiscal year end from December 31 to March 31.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K-SB as amended for the year ended December 31, 1996.

         (B) Principles of Consolidation

         The consolidated financial statements include the accounts of Electronics Communications Corp., its wholly-owned subsidiaries, Free Trade Distributors, Inc., Trade Zone Distributors, Inc. Personal Communications Network, Inc., and majority owned subsidiary's Threshold Communications, Inc. and General Towers of America, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (C) Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided using accelerated methods over the estimated useful lives of the respective assets (5 to 7 years).

         (D) Inventories

         Inventories are valued at the lower of cost or market, cost is determined using the first in, first out method.

         (E) Revenue Recognition

         It is the Company's policy to categorize revenue into either (i) sales of electronic goods, (ii) commissions for fees earned on sales of cellular radio service contracts, and (iii) sales of its radio paging and two way radio services. Sales of electronic goods includes, but is not limited to cellular phones and related accessories and other electronic automobile and office products. Revenue from the above mentioned

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         (E) Revenue Recognition (continued)

         products are recognized when they are shipped. The Company had no revenues from the sale of electronic goods for the quarter ended December 31, 1997. Revenues from sales of electronic goods represented approximately 43% of the Company's total revenue for the nine months ended December 31, 1997.

         Commissions are inclusive of fees earned for the sale of cellular telephone service contracts and residuals received on those contracts. Revenues and related commissions from the sale of the service contracts are recognized at the point of activation. Revenues from residuals are realized when approved by the cellular telephone service supplier and are paid on customer usage for a maximum of three years.The Company had no commission revenue for the quarter ended December 31,1997.Commission revenue represented 32% of the Company's total revenue for the quarter ended December 31, 1996.


         The Company established a reserve of 3.5% for charge-backs on customers that prematurely terminate cellular service. In addition to the commissions paid by the cellular telephone supplier, the Company receives co-op fees. Co-op fees are reimbursements of expenditures that are approved by the cellular telephone supplier for advertising and promotion in connection with the sale of cellular telephone contracts. Revenues from radio paging and two way radio services are recognized in the beginning of the month for which they are invoiced and amounted to 100% and 37% of revenues in the quarters ended, December 31, 1997 and 1996 respectively.

         (F) Concentration of Credit Risk

         The Company maintains its major cash accounts in banks in the New York and New Jersey Area. The total cash deposits are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. Uninsured balances at December 31, 1997 totalled approximately $1,250,000.

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

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         (H)  Fair Value of Financial Instruments

         At December 31, 1997, March 31, 1997 and December 31, 1996, the fair values of cash, cash equivalents, accounts receivable non-convertible short term debt and current portion of long-term debt, accounts payable, accrued interest, accrued salaries and other accrued liabilities approximated their carrying values because of the short-term nature of these instruments. The fair value and carrying amount of the Company's long term notes payable to the FCC with an actual interest rate of 7% was adjusted to reflect an imputed interest rate of 14% which more closely corresponds to the Company's borrowing rate.

NOTE 2 - PRIVATE PLACEMENT OF SECURITIES AND 8% CUMULATIVE CONVERTIBLE
         DEBENTURES

         In April 1997, the Company sold 205,861 units consisting of an aggregate 205,861 shares of Common Stock and Class A warrants exercisable to purchase an additional aggregate 308,792 shares of Common Stock at an exercise price of $60.00 per share (subsequently reduced to $2.25 per share). The units were sold in a Private Placement to a number of unaffiliated investors for an aggregate $2,470,334 including cash consideration of $2,061,999 and an exchange of Company notes payable and accrued interest aggregating $408,334. The Company incurred $562,239 of expenses in connection with the Private Placement. All of the investors in this Private Placement subsequently exchanged their units for Debentures in the August 1997 Private Placement Offering hereinafter described.

         On August 7, 1997, the Company consummated a Regulation S Private Placement Offering directed to non "United States Persons" pursuant to which the Company sold $2,500,000 principal amount of the Company's 8% Cumulative Convertible Debentures (the "Debentures"). The principal amount of the Debentures are convertible into shares of the Company's common stock at the option of the holder, commencing 41 days after issuance, at a price equivalent to a 30% discount from market based upon the five (5) day average daily closing bid price, as reported on NASDAQ, for the five (5) trading days immediately preceding the applicable date of conversion. As a result of the Emerging Issues Task Force ("EITF") Bulletin D-60, as promulgated by the Financial Accounting Standards Board ("FASB"), the Company has recorded a finance charge and a corresponding increase to Paid in Capital of $1,071,429 attributable to the sale of the Convertible Debentures. The Debentures bear interest at the rate of 8% per annum payable on August 7 of each year commencing August 7, 1998. The Debentures are redeemable and callable for conversion under certain circumstances and are due June 30, 2000. The Company paid a placement fee equal to 10% of the gross proceeds and a 3% non-accountable expense allowance to the Placement Agent.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - PRIVATE PLACEMENT OF SECURITIES AND 8% CUMULATIVE CONVERTIBLE DEBENTURES - (Continued)

         At the same time but separate from the Regulation S Private Placement Offering, $2,470,334 principal amount of the Debentures were offered to those persons who subscribed to and participated in the Company's April 1997 Private Placement of the units. Those investors were offered the opportunity to exchange all, but not less than all, of their units for Debentures, on a dollar for dollar basis. As a result, effective August 7, 1997, the holders of the April 1997 Private Placement units exchanged their units for an agggregate $2,470,334 principal amount of the 8% Convertible Debentures. The Debentures in this separate offering are convertible at the option of the holder commencing 180 days after issuance. As a result of the EITF Bulletin D-60, the Company has reduced the carrying value of the Debentures and increased Paid In Capital in the amount of $1,058,715 and recorded a finance charge of $311,733 on the sale of these convertible debenture.

         As of December 31, 1997, $2,600,000 of the Debentures had been converted into 2,626,708 shares of the Company's common stock.

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

         The Company's total winning bids amounted to $26,452,200, after the 25% discount provided to small businesses, for which the Company qualified under the terms of the auction. The Company deposited cash of $2,645,220. The remaining balance is payable over the next 10 years with 7% interest only during the first six years. On March 31, 1997, the FCC imposed a moratorium on the payment of interest until March 31, 1998. Included in the license costs are certain legal fees incurred in obtaining the license. Capitalized PCS interest in the amount of $2,201,720 is included in PCS Licenses at December 31, 1997 and represents interest capitalized in conjunction with these licenses. The Company has not begun PCS service and will require substantial additional financing to pay the balance of the purchase price for the PCS licenses and to construct the system prior to initiating PCS service. No assurance can be given that such financing will become available. Assuming inception of PCS services, the Company will amortize the licenses and related costs over a 40 year period.

         On October 16, 1997 in an effort to bring relief to C-Block license holders, the FCC offered three options, one of which must be chosen by a revised date of February 26, 1998. The three options are as follows:
         (1) an "Amnesty Option" permitting return of the licenses which will result in the forfeiture of the original down payment of $2,645,220 and the return to the Company of the previous installments paid which amount to approximately $286,000; (2) a "Disaggregation Option" permitting the

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PCS LICENSES - (Continued)

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

NOTE 4 - CONSULTING SERVICE CONTRACT

         In July 1997, the Company entered into a Consulting Agreement with an unaffiliated financial advisory firm. Pursuant to the terms of this agreement, the firm was hired as a financial advisory consultant to provide promotional and specialty and management consulting services to the Company. In consideration of the services to be performed by the firm, the Company issued 50,000 shares to the firm pursuant to a Registration Statement filed with the SEC on Form S-8. As of December 31, 1997, the Company had accrued $65,750 in prepaid expenses with respect to this contract.

NOTE 5 - NOTES PAYABLE

         (A) On April 18, 1995, the Company entered into a financing agreement with a bank in the amount of $100,000. This loan was personally guaranteed by the Company's former President, cross corporate guaranteed by the Company's Free Trade Distributors, Inc. subsidiary and secured by the Company's inventory. Interest is payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. The balance of the loan wes paid in full on December 30, 1997.

         (B) On February 29, 1996, the Company borrowed $134,000 pursuant to a financing arrangement with an unaffiliated corporation. Interest was payable at a rate of 10% in monthly installments of $1,117 per month. As additional consideration, the Company issued the corporation 66,667 Class "A" Warrants exercisable to purchase 66,667 shares of common stock at an exercise price of $27.00 per share (subsequently reduced to $2.25 per share). The Company also granted 90 day registration rights and "Piggy Back" registration rights. The outstanding balance of this loan was $109,711 at December 31, 1996. The note was paid in March 1997. As a result of this transaction, $500,000 in loan origination fees were recognized and amortized over the life of the loan.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE - (Continued)

         (C) In connection with TCI's acquisition of GCE, the Company assumed a $350,000 non-interest bearing note. The outstanding principal amount of this non interest bearing note was $252,777, $281,944 and $311,111 at December 31, 1997, March 31, 1997 and December 31, 1996, respectively, less unamortized discount (discount is based on interest of 12%) for a net balance of $175,443, $243,695 and $265,121 respectively.

         (D) The Notes Payable - FCC consist of six 7% 10 year notes aggregating $23,806,980. The notes are payable in quarterly installments of interest only for the first six years and principal plus interest thereafter. The notes are secured by the PCS licenses. The interest payment due December 31, 1996 was partially paid on March 31, 1997. The Company has not made a quarterly interest payment since March 31, 1997. This non-payment is due to an FCC moratorium on quarterly interest payments while the Company awaits a decision on the FCC changing the quarterly installment due. This anticipated change is being considered to allow PCS license holders to better utilize short term cash to more quickly build out their systems in an effort to generate revenues.

         (E) On September 20, 1996, the Company borrowed $500,000 for working capital purposes from an unaffiliated private lender. In consideration for the loan, the Company issued 16,667 shares of common stock and "Class A" warrants exercisable to purchase 33,334 shares of common stock at $27 per share (subsequently reduced to $2.25 per share) to the lender. The loan bore interest at the rate of 10% per annum and was due and payable on June 20, 1997. The Company obtained an extension of the due date and in July, 1997, paid $125,000 of this indebtedness. The
         $375,000   balance  together  with  accrued  interest  of  $33,334  was exchanged by the lender for units in the Company's above described April, 1997 Private Placement. These units were subsequently exchanged by the lender for $408,334 in principal amount of the Company's 8% Cumulative Convertible Debentures in connection with the Company's August, 1997 Private Placement.

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

         (H) Since September 30, 1997, the Company borrowed $300,000 from one lender and $200,000 from a lender affiliated with the Placement Agent of the Company's August 1997 Regulation S Private Placement Offering of debentures (See Note 2) and of its December 1997 Regulation S Private Placement Offering of shares of its 1997 Series C Preferred Stock (see note 8). The Company agreed to issue its 10% promissory notes to the lenders in the principal amounts of the loans. The notes are payable one year after the loans together with interest at a 10% annual rate payable semi-annually in cash, or at the Company's option, in shares of Common Stock. The note principal is convertible at the holder's option into shares of Common Stock at a conversion price equal to the lesser of $1.125 per share or a Conversion Formula similar to the Conversion Formula of the Series C Preferred Stock. In accordance with EITF
         Bulletin D-60, the Company has recorded a debt issue cost and a corresponding increase to additional paid in capital of $506,000, representing the difference between the fair market value of the Company's common stock on the date of the loan and the conversion price. The cost is being amortized over the life of the loan. In addition, the Company has agreed to issue five-year warrants to the lenders exercisable to purchase 100,000 shares of Common Stock for each $100,000 loan (i.e., an aggregate 500,000 shares of Common Stock) at an exercise price per share equal to 120% of the closing bid price for such Common Stock on the trading day immediately preceding the day of a particular loan. In accordance with Statement of Financial Accounting Standards No 123, the Company has recorded a debt issue cost and a corresponding increase to additional paid in capital of $1,111,000, representing the fair value of the warrants on the date of grant. The fair value of the warrants were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: the risk free interest rate of 14%, dividend yield of 0.0%, volatility factors of the expected market price of the Corporation's common stock of 203.1% and a weighted-average expected life of the warrants of 5 years. This cost is being amortized over the life of the loan.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the warrants have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the aforementioned warrants.

         (I) In December 1997, the Company borrowed an additional $105,000 from a director for working capital purposes. This loan was repaid out of the net proceeds of the 1997 Series C Preferred Stock offering.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE - STOCKHOLDERS

         Notes Payable - Stockholders are unsecured and payable on demand with interest at rates from 7.5% to 10.65% per annum. See Note 16 as to the subsequent satisfaction of these loans through the grant of options to purchase common stock.

NOTE 7 - LOSS PER COMMON SHARE

         The Company computes loss per common share by dividing the net loss by the weighted average number of common stock and dilutive equivalent shares outstanding. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same.

NOTE 8 - CONVERTIBLE PREFERRED STOCK

         On July 23, 1996, the Board of Directors of the Company authorized the issuance of an aggregate of 4,000,000 shares of Series B Preferred Stock ("Preferred Stock"). Each share of Preferred Stock was convertible into .13 shares of the Company's common stock. These shares were purchased by certain officers and directors of the company for three year Promissory Notes ("Notes") bearing interest at the rate of 7% per annum. The interest was to be accrued and was not to be payable until the securities were sold. The Notes were non-recourse, but collateralized by the pledge of the Preferred Stock. Each share of Preferred Stock was subject to a three year vesting period, whereby 1/3 was immediately vested, and the balance was to be vested during the next two years as long as the aforementioned individuals remained as either officers or directors of the Company.

         In an effort to hire a new management team and secure anticipated further financing, said officers and directors agreed to rescind this transaction. As a result, the 4,000,000 shares of Series B Preferred have been rescinded by the Company and are no longer deemed outstanding (See Note 14).

         On December 24, 1997, the new Board of Directors of the Company authorized the issuance of a minimum of 20 shares and a maximum of 45 shares of Series C Preferred Stock ("Preferred Stock") at the aggregate subscription price of $100,000 per share pursuant to an offer and sale of such Preferred Stock in a Regulation S Private Placement Offering. Holders of the Preferred Stock are entitled to receive a 10% cumulative annual dividend payable semi-annually in cash, or at the Company's option, in shares of the Company's common stock $.60 par value. The Preferred Stock is non-voting and is convertible in whole or in part at any time commencing fifty (50) days after issuance at the election of the holder, into shares of common stock at an initial conversion price equal to a 25% discount from the average closing bid price for the common stock in the over-the-counter market for the five trading days immediately preceding the conversion, said discount thereafter increasing at the rate of 2% per calendar month commencing March 1, 1998 up to a maximum discount of 35% ("the Conversion Formula"). The Company has no ability to force conversion but 24 months after issuance of the initial Preferred Stock, any outstanding Preferred Stock will automatically convert into shares of Common Stock based on the Conversion Formula then in effect. The Company paid a placement fee equal to 13% of the gross proceeds to the Placement Agent. As of December 31, 1997 the Company issued 30 shares of Preferred Stock and received $2,595,000, net of $405,000 in expenses. In accordance with EITF bullentin D-60, the Company has recorded an adjustment for the discount on Common Stock available to Preferred shareholders and a corresponding increase to additional paid in capital of $1,615,000, representing the value of the 35% conversion discount offered on the Preferred Stock. This cost is being amortized over the period in which the maximum discount will be realized, commencing with the date of the issuance.

NOTE 9 - INCOME TAXES

         The Company adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $5,000,000 which will expire beginning in fiscal 2010. These losses are limited by the provisions of
         Section 382 of the Internal Revenue Code due to a considered more than 50% change in ownership with the issuance of the Convertible Subordinated Debentures in August 1997. Following such a change, the

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES - (Continued)

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

NOTE 10- EXTRAORDINARY ITEM

         During the quarter ended December 31, 1997, the Company recognized extraordinary income of $599,146 resulting from the negotiated payment of certain trade payables.

NOTE 11- CONTINGENT LIABILITIES

         (A) On December 1, 1994, the Company entered into an employment agreement with the President of the Company for a term of five years with an option for an additional three one year terms. The agreement provided for annual compensation of $150,000 during the term of the employment agreement and entitled the President to certain fringe benefits, including automobile maintenance, disability insurance, medical benefits and life insurance coverage. The President agreed that during the term of his agreement and for 12 months thereafter (unless the agreement was terminated without cause), he would be subject to non-competition provisions. Upon termination of employment without cause, the President would be entitled to a lump sum payment of $75,000 multiplied by the number of years of his employment by the Company. In January 1998 this agreement was terminated (See Note 16).

         (B) On June 1, 1995, the Company entered into a consulting agreement with a corporation owned by four of the Company's legal representatives for non-legal services. In consideration for services performed by the consultant the Company agreed to pay $144,000 per year for five years payable in monthly installments of $12,000. This agreement was retroactively cancelled as of February 1, 1997. No amounts are currently due under this contract.

         (C) On May 17, 1995, the Company entered into an employment agreement with the Executive Vice President, which was amended on October 1, 1995. The term of the agreement was for five years with an option for additional one year terms. The agreement provided for annual compensation of $137,500 during the term of the employment agreement and entitled the Executive Vice President to certain fringe benefits, including automobile maintenance, disability insurance, medical benefits and life insurance coverage. The Executive Vice President agreed that during the term of his agreement and for 6 months thereafter (unless the agreement was terminated without cause), he would be subject to non-competition provisions. Upon termination of employment without cause, the Executive Vice President would be entitled to a lump sum payment of $50,000 multiplied by the number of years of his employment by the Company. In January 1998 this agreement was terminated (See Note 16).

         (D) Effective September 12, 1996, the Company entered into Employment Agreement with the Secretary of the Company. The term of this Agreement was for five years, at an annual salary of $75,000, plus a monthly car allowance of $750/month. In January 1998 this agreement was terminated (See Note 16).

         (E) On October 31, 1997, the Company (by order of the Board of Directors) entered into an employment agreement with the new president. The term of the agreement is for forty months beginning on November 1, 1997. The agreement provides for compensation of $125,000 for the period from November 1, 1997 to October 31, 1998 with $25,000 increases in each of the next two annual periods. Compensation for the period from November 1, 2000 to March 31, 2001 will be $72,917 (five months at an annual rate of $175,000).

NOTE 12 - STOCK OPTION PLAN

         On October 30, 1997, the Company's Board of Directors adopted a stock option plan reserving an aggregate 1,000,000 shares of common stock for issuance pursuant to options which under the plan may be granted to officers, directors and key employees and may be in the form of Incentve Stock Options ("ISOs") or Non-Qualified Stock Options ("NQOs"). The Plan is subject to shareholder approval.

         On October 30, 1997 ISOs exercisable to purchase 200,000 shares and NQOs exercisable to purchase 445,000 shares were granted. On December 24, 1997 ISOs exercisable to purchase an additional 100,000 shares were granted. See Note 16 as to the grant of NQOs exercisable to purchase an additional 200,000 shares under the plan. All of the above options are subject to shareholder approval of the plan.

NOTE 13 - OPERATING LEASE

         On May 15, 1996, the Company entered into a five year operating lease expiring May 31, 2001 for a 14,000 square foot warehouse and office facility in Fairfield New Jersey. The Company had an option to renew the lease for a 5 year period at an adjusted annual rent.

         Minimum future rental payments under this non-cancelable operating lease for each of the remaining years were

         1997                     $110,808
         1998                      110,808
         1999                      110,808
         2000                      110,808
         2001                       46,263
                                  --------
         Total Minimum Future
         Rental Payments          $489,495
                                  ========

         In October 1997, the Company entered into an agreement of termination of this lease with its landlord. The Company agreed to pay the landlord the sum of $11,000 and release the security deposit of $18,500 to the landlord. The lease between the parties was surrendered and cancelled as of midnight on December 31, 1997. The rent for November and December was reduced to $6,000 per month.

         On December 8, 1997 the Company entered into a five year operating lease expiring December 31, 2002 for 1,500 square feet of office space in Melville, Long Island, New York. Minimum future rental payments under this operating lease, including electric is $35,735.58 per annum.

NOTE 14 - PENDING LITIGATION

         On March 4, 1996 the Company commenced an action entitled Electronics Communications Corp. against Toshiba America Consumer Products, Inc. ("Toshiba") and Audiovox Corporation ("Audiovox"), case number 96 Civ. 1365, in the United States District Court of the Southern District of New York. The Complaint asserted claims for antitrust, breach of contract, tortious interference with contract and tortious interference with prospective economic advantage and business relations. The
         Complaint sought damages in excess of $3,000,000. This action was commenced because the Company appeared to have expended significant monies and resources including the issuance of 16,667 shares of the Company's common stock to a consultant in anticipation of a South American cellular telephone program, which the Company was to undertake exclusively on behalf of Toshiba, due to the withdrawal of Toshiba's commitment based on what the Company believed was an unlawful conspiracy with Audiovox. Immediately prior to the commencement of the program, Toshiba discontinued manufacturing the line of cellular telephones that the program was designed to offer. The Company believed this decision had been caused by Audiovox

         The defendants, Toshiba and Audiovox, moved to dismiss a portion of the case, claiming that the Company had not pled a cognizable antitrust cause of action, and claiming that the remaining claims should be dismissed for the lack of supplemental jurisdiction, which could then be prosecuted in state courts. On August 12, 1996, the Court ruled in favor of the motion of defendants Toshiba and Audiovox, and the case was dismissed on such date. The Company appealed the Court's ruling, which ruling was affirmed by the U.S. Court of Appeals for the Second Circuit October 8, 1997. New management and counsel reviewed the possibility of successfully asserting State Law Claims and, as a result, determined that it was advisable to resolve all claims by and between Toshiba and the Company, including Toshiba's claim for merchandise shipped of $379,384.54. This claim was settled on what management believes were favorable terms for the Company. Mutual releases were exchanged by Toshiba, Audiovox and the Company.

         On or about March 11, 1997, the Company was served with a Summons and complaint in an action entitled: "Daily News, L.P. v. Free Trade a/k/a Free Trade Distributors, Inc. and Electronics Communications corp.," pending in the United States District Court for the Southern District of New York. The Plaintiff, the Daily News, claims breach of a certain Advertising Contract, in that the Company's subsidiary failed to pay for

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14- PENDING LITIGATION - (Continued)

         certain advertising and failed to meet the minimum advertising expenditures set forth therein, resulting in the Imposition of a "short rate" with higher payment requirements. As a result, Plaintiff claimed damages aggregating $156,284.87. This matter and outstanding obligations of the Company to The Daily News was settled for $50,000.

         On or about July 11, 1997, the Company was served with a Summons and Complaint in an action entitled: Brightpoint, Inc. v. Free Trade Distributors, Inc. and Electronics Communications Corp, in the United States District Court for the southern District of Indiana, Indianapolis Division. Brighpoint is a former supplier of the Company and claims that the Company owed it approximately $400,000 plus interest for merchandise delivered, consisting principally of cellular telephones. New management and counsel, after a review of the matter, participated in a one-day mediation in Indianapolis and resolved this claim on what management believes were favorable terms for the Company. A General Release was delivered to the Company.

NOTE 15- BUSINESS PLAN AND LIQUIDITY

         Since September 30, 1997 the Company issued 10% one year convertible promissory notes in the amount of $500,000 (See Note 5). The Company issued 30 shares and 15 shares respectively on December 24, 1997, and January 20, 1998 of Series C Preferred Stock ("Preferred Stock") (See
         Note 8) and received a total of $3,897,500 after placement agent fees and other offering expenses. The proceeds of these offerings were used to repay past due indebtedness and a $105,000 loan made by a director of the Company with the balance being added to working capital.

         If the Company determines not to avail itself of one of the three options with its regard to its PCS licenses offered by the Federal Communications Commission ("FCC"), which options must be chosen by a revised date of February 26, 1998, it will be required to pay an interest payment of approximately $2,000,000 to the FCC on or about March 31, 1998 (See Note 3). To date, management has not made a decision as to which financial restructuring option, if any, the Company will elect.

         The Company's financial statements for the nine months ended December 31, 1997 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred net losses of $(6,076,012) and $(5,958,578) for the nine months ended December 31, 1997, and 1996 respectively. The Company has a working capital deficiency of $1,767,934 at December 31, 1997. The Company's financial statements for the three months ended December 31, 1997 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred net losses of $(1,353,467) for the quarter ended December 31, 1997, $(2,927,722)
         for the quarter ended December 31, 1996 and ($5,604,054) for the year ended December 31, 1996.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15- BUSINESS PLAN AND LIQUIDITY - (Continued)

         The Company has reconsidered the possible sale of its paging operations. New management previously reported in the Company's 10-Q for the quarter ending September 30, 1997 that it determined to sell the assets and liabilities of its paging operations. On January 2, 1998, the Company acquired the remaining 49% of Threshold Communications Inc. ("Threshold") for a purchase price of $90,000. On January 22, 1998, Threshold entered into a letter of intent with Paging Source and Mobile Partners (the "Manager") whereby the Manager will enter into a management service agreement (the "Agreement"). The Agreement has, among other things, performance requirements that call for the manager to add a minimum of 4,000 subscribers per month. The manager will bear all expenses including but not limited to equipment costs, billing and customer service. The Manager will make fixed payments to Threshold Communications Inc. during a ramp up period. Beginning in February of 1999, the Manager will pay Threshold on a per subscriber basis.

         The Company is currently discussing financing options with major wireless equipment vendors regarding the build out of a wireless communications network that will utilize the Company's six PCS licenses in Vermont, Maine and parts of upstate New York, Pennsylvania and New Hampshire. Should management be successful in obtaining favorable vendor financing, the Company would still need to raise additional funds, which may include the issuance of equity securities, to cover operating costs for the first several years or until such time that the network will generate sufficient cash flows to cover all operating costs and FCC license payments. There can be no assurance that the Company will be able to secure favorable vendor financing or raise the necessary funds, through the issuance of additional securities or any other means, needed to cover operating costs and the required FCC license payments. Furthermore, if the Company is not successful in obtaining favorable vendor financing and raising additional capital and the Company chooses any of the FCC's financial restructuring options other than the amnesty option (See Note 3), the Company may be required to surrender all of its PCS licenses and/or sell the bulk of its assets and/or seek protection from creditors in a bankruptcy or similar filing.

         The report of the Company's independent auditors on the Company's financial statements for each of the two years ended December 31, 1996 contains an explanatory paragraph expressing substantial doubt with respect to the Company's ability to continue as a going concern without obtaining additional financing or modifying operations.

NOTE 16 - SUBSEQUENT EVENTS

         In January 1998, the Company entered into purported settlement agreements with three former officer/directors, William S. Taylor, his mother Brenda Taylor and Les Winder. Pursuant to the agreements, each of the three individuals agreed to cancel his or her employment agreement and proposed consulting agreement with the Company, any rights to warrants exercisable to purchase shares of the Company's common stock and any rights to shares of the Company's Series B Preferred Stock. Each individual also agreed to rescind the transaction by which he or she had purchased 6% of the stock of the Company's PCN subsidiary for $6,000. In consideration therefor, the Company agreed, unless required to do so by court order, to take no action to challenge the issuance to each individual of shares of its common stock (176,923 shares to William S. Taylor, 50,000 shares to Brenda Taylor and 103,846 shares to Les Winder) pursuant to options granted to such individual by the September 29, 1997 unanimous written consent of the Company's board of directors. The Company issued W-2s to each of such individuals and to the IRS for 1997 indicating in addition to any other compensation paid to the individual by the Company in 1997, additional compensation in an amount equal to the difference between the value of the shares issued based upon the mean between the closing bid and asked prices for the Company's common stock in the over-the-counter market on October 8, 1997 on the one hand, and the net amount of the loans and advances owed by the Company to the individual (or in Mr. Winder's case, by Mr. Winder to the Company) as indicated by the Company's books of account, plus the $6,000 credit for rescission of the PCN stock purchase plus legal fees paid by the individual on behalf of the Company, or the other. The Company's books of account reflected net amounts owed by the Company to William S. Taylor and Brenda Taylor of $109,671 and approximately $65,000 respectively, and by Les Winder to the Company of $11,806.24. William S. Taylor and Brenda Taylor have advised the Company that it is their position that certain General Releases, Indemnity and Hold Harmless Provisions adopted by the directors on September 29, 1997 when William S. Taylor, Brenda Taylor and Les Winder constituted three of the six members of the board of directors, indemnifying them from any claims asserted in connection with any action taken for or their role with the Company are in full force. It is present management's position that such releases and hold harmless provisions are not in effect.

         On February 5, 1997, the Company entered into agreements with a director, Robert DePalo and his wife which resulted in the rescission by Mr. DePalo of his previous purchase for $4,000 of 4% of the stock of the PCN subsidiary and the purchase by the Company from Ms. DePalo for $67,000 of 2% of the stock of the PCN subsidiary which she had purchased for $2,000 in August 1996. As a result of the agreements with William S. Taylor, Mr. Winder and Mr. and Mrs. DePalo, PCN is now 100% owned by the Company.

         Robert DePalo pursuant to his February 5, 1996 agreement with the Company, agreed to cancel his prior employment agreement and a prior proposed consulting agreement with the Company, any rights to warrants exercisable to purchase shares of the Company's common stock and any rights to shares of the Company's Series B Preferred Stock. He also agreed to waive any and all options he held exercisable to purchase shares of the Company's common stock excluding (a) options granted to him pursuant to the September 29, 1997 unanimous written consent of the directors and exercised by him to purchase 192,308 shares of the corporation's common stock, (b) five-year options previously granted to him and exercisable to purchase 80,000 shares of the Company's common stock at $2.00 per share, and (c) five-year options to purchase 150,000 shares of the Company's common stock at $2.25 per share pursuant to a consulting agreement with the Company executed on February 6, 1998 and hereinafter described.

         Pursuant to the agreement with Mr. DePalo, the Company issued a W-2 to him and to the IRS for 1997 indicating in addition to any other compensation paid to him by the Company in 1997, additional compensation in an amount equal to the difference between the value of the 192,308 shares issued to him based upon the mean between the closing bid and asked prices for the Company's commmon stock in the over-the-counter market on October 8, 1997 on the one hand, and the net amount of the loans and advances owed by the Company to Mr. DePalo as indicated by the Company's books of account, plus a $4,000 credit for rescission of his purchase of the PCN stock plus legal fees paid by Mr. DePalo on behalf of the Company. The Company's books of account reflected net amounts owed by the Company to Mr. DePalo of $198,746.

         In consideration for Mr. DePalo's agreements and waivers, the Company and Mr. DePalo executed a two-year consulting agreement pursuant to which Mr. DePalo was retained as a consultant at an annual salary of $75,000 and was granted five-year options pursuant to the Company's October 30, 1997 Stock Option Plan, exercisable to purchase 150,000 shares of the Company's common stock at $2.25 per share but subject to shareholder approval of the Plan.

         On February 4, 1998 the Company granted five-year ISOs to a key employee exercisable to purchase 50,000 shares of common share but subject to shareholder approval of the plan.

         On January 20, 1998, the Company completed its December 1997 Regulation S Private Offering through the sale of an additional 15 shares of its 1997 Series C Convertible Preferred Stock and received $1,302,500 net of $197,500 in expenses. (See Note 8.)

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


Overview

The Company currently operates a state of the art digital 900-megahertz Glenyre satellite-based Flex paging system which covers South-Western Connecticut, Southern New York, New Jersey and the downtown Philadelphia area. The Company also operates a trunked two-way radio system covering New York and New Jersey. The Company through its PCN subsidiary successfully bid, through the FCC's C-Block auction, for six 30MHz baseband PCS licenses covering portions of New York, Pennsylvania, Vermont, Maine, and New Hampshire. The Company is currently discussing financing options with major wireless equipment vendors regarding the build out of a wireless communications network that will utilize the Company's six PCS licenses.

Results of Operations

FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1997 AND THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1996

Revenues from paging and two-way radio for the three months ended December 31, 1997 were $592,813 compared to $353,461 for the three months ended December 31, 1996.

Revenue from paging and two-way radio for the nine months ended December 31, 1997 were $1,745,386 compared to $984,851 for the nine months ended December 31, 1996.

On June 28, 1996, the Company entered the paging and two-way radio business with the acquisition of a 51% stake in Threshold Communications, a reseller of paging air time. On January 3, 1998 the Company acquired the remaining 49% of Threshold Communications. During May of 1997, the Company completed the build out of its 900 MHz Glenayre paging system thereby becoming a paging carrier. New paging subscribers are now placed directly on the Company's own paging system. The Company transmits and receives paging signals on 929.0875 MHz and 929.2625 MHz.

Commissions on activations of cellular telephones for the three months ended December 31, 1997 were zero compared to $307,394 for the three months ended December 31, 1996.

Commissions on activations of cellular telephones for the nine months ended December 31, 1997 were $422,428 compared to $2,114,646 for the nine months ended December 31, 1996.

On May 15, 1997, the Company entered into a "Settlement & Separation Agreement" whereby the Company severed its agency relationship with NYNEX Mobile Communications, Inc. ("NYNEX") and Bell Atlantic Mobile Communications Inc. ("Bell Atlantic") with respect to the solicitation of cellular activation's. The contract with NYNEX and Bell Atlantic was the Company's largest source of commission income. As a result of the Settlement and Separation Agreement, the Company's inability to establish a profitable relationship with another cellular carrier, a lack of available resources and continuing losses, the Company ceased cellular phone activations.

Revenues from the sale of electronics were $9,614 for the nine months ended December 31, 1997 reflecting the Company's exit from the business. However, the Company, having been advised of the affirmation of its October 28, 1997 dismissal of the federal lawsuit against Toshiba and in consultation with its new auditors and counsel, reinstated the account payable and charged cost of sales in the amount of $379,854. This matter was settled on favorable terms for the Company. The difference between the original account payable and the amount paid to settle this claim is reflected on the Company's statement of operations as an extraordinary item.

Selling General and Administrative expenses decreased approximately 45% to $1,274,830 for the three months ended December 31, 1997 from $2,802,565 for the three months ended December 31, 1996. Selling, General and Administrative expenses decreased approximately 71% to $4,576,120 for the nine months ended December 31, 1997 from $6,467,137 for the nine months ended December 31, 1996. Included in Selling, General and Administrative expenses for the three and nine months ended December 31, 1997 is a one-time non recurring charge to salary expense of $327,640 which represented amounts paid to previous officers and directors of the Company in exchange for, among other things, the rescission of all employment agreements. The decrease in expenses is the direct result of cost saving measures instituted by new management which includes, among other things, layoffs, improved controls over purchasing, and the relocation of the Company's officers.

Interest expense was $883,955 for the three months ended December 31, 1997 compared to $74,396 for the three months ended December 31, 1996. Interest expense was $2,291,499 for the nine months ended December 31, 1997 compared to $165,098 for the nine months ended December 31, 1996. Interest expense increased for the three months and nine months ended December 31, 1997 as a result of leases for office equipment and paging equipment, increased bank borrowings, the private placement of 8% convertible debentures on August 7, 1997, and the issuance of a total of $500,000 10% one year promissory notes. In addition, the Company incurred a non-cash interest expense of $2,264,143 in the three and nine months ended December 31, 1997 due to EITF Bulletin D-60 discussed more fully in
Note 2 and the subsequent amortization of deferred finance charge on the sale of the Company's 8% convertible debentures.

For the three and nine months ended December 31, 1997, the Company recorded $599,146 as extraordinary income. This amount represents the difference between amounts recorded in accounts payable and amounts actually paid by the Company through non judicial settlements with certain of the Company's creditors.

LIQUIDITY AND CAPITAL RESOURCES


The Company incurred net losses of $1,353,467 and $2,927,722 for the three months ended December 31, 1997 and 1996 respectively and $6,076,012 and $5,958,578 for the nine months ended December 31, 1997 and 1996 respectively.

The Company has a working capital deficiency of $810,073 at December 31, 1997 as compared to a working capital deficiency of $3,775,300 Included in current liabilities is accrued interest on the FCC notes of $957,861. Since March 31, 1997 there has been a moratorium on the payment of interest until March 31, 1998. The amount recorded in the company's fianancial statements assumes that the Company will not elect one of the three financial restructuring options offered by the FCC. If the Company elects one of the three options more fully discussed in Note 3 of the consolidated financial statements, the amount of accrued interest on the FCC notes could range from no amounts due under the amnesty option to 50% of the amount currently recorded in the current liabilities section of the Company's consolidated financial statements or $478,930, less the return of 50% of previous interest payments or $143,000 which amounts to $335,930 under the disaggregation option. The total amount of accrued interest on FCC Notes will be spread over eight quarters upon the lifting of the moratorium. Management has not made a decision as to which financial restructuring option, if any, the Company will elect.

Net cash used in operrating activities decreased to $1,614,928 for the nine months ended December 31, 1997 compared to $2,221,398 for the nine months ended December 31, 1996.

Net cash used in investing activities increased to $1,775,700 for the nine months ended December 31, 1997 from $586,292 for the nine montbs ended December 31, 1996. The increase in investing activities is primarily the result of the Company's investment in its PCS licenses.

Net cash provided by the financing activities increased to $4,981,747 for the nine months ended December 31, 1997 from $2,932,549 for the nine months ended December 31, 1996. During the three months ended December 31, 1997 the Company issued 30 shares of new Series C Convertible Preferred Stock and received $2,595,000 net of $405,000 in expenses. The Company also issued a total of $500,000 10% one year convertible notes. The proceeds of these offerings were used to repay past due indebtedness and $105,000 loan made by a director of the company with the balance being added to working capital.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. There can be no assurance that the Company's suppliers, creditors, customers and financial service organizations may not be adversely affected by the Year 2000 issue and as a result, there can be no assurance as to the impact of the Year 2000 issue on the Company.

Financial Condition, Liquidity and Capital Resources

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended December 31, 1997 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectation and estimates as to future financial performance, including growth in net sales and earnings, cash flows from operations, improved results from business consolidations, the possibility of gains from dispositions of the Company's PCs network and the availability of funds from the sale of additional shares of Electronic Communications Corp. Readers are urged to consider statements which use the terms "believes," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," or "anticipates" to be uncertain and forward-looking. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company; (I) difficulties or delays in building out the Company PCS network; (ii) actions by competitors, including business combinations, technological breakthroughs, new product offerings and marketing and promotional successes; (iii) the inability to secure capital contributions or loans from outside investors or sell assets or additional shares of Electronic Communications Corp; (iv) effects of and changes in current FCC rules and regulations; (v) difficulties or delays in realizing improved results from business consolidations and in realizing gains from the sale of certain assets held for sale; and (vi) insolvency of any potential joint venture partners.

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES



                                     PART II


                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company incorporates herein the information set forth in Note 14 to the Financial Statements of this report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended December 31, 1997, the Company filed two current reports on Form 8-K as follows:


   Date of Report                                          Item
   --------------                                          ----
  October 10, 1997                          (5) Other Events--Resignation of
                                                Certain officers/directors and
                                                filling of vacancies

  October 31, 1997                          (5) Other Events--Conversion of
                                                Debentures
                                            (7) Financial Statements--ProForma
                                                balance sheet at September, 30,
                                                1997

                ELECTRONICS COMMUNICATIONS CORP. AND SUBSIDIARIES


                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:     February   , 1998

                                                ELECTRONICS COMMUNICATIONS CORP.



                                                By: /s/ Joseph A. Rosio
                                                    ----------------------------
                                                    Joseph A. Rosio, President