Form 10KSB
period 1998-03-31
ELECTRONICS COMMUNICATIONS CORP
filed 1998-07-14
CIK 926366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended MARCH 31, 1998

                                                         OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition period from_________________to________________

                                  Commission File Number 0-24486

                        NORTHEAST DIGITAL NETWORKS, INC.
                   (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
        [Exact name of small business issuer as specified in its charter]

       DELAWARE                                           11-2649088
------------------                                    ----------------
[State or other jurisdiction of                      [IRS Employer
 incorporation or organization]                        Identification Number]

425 Broadhollow Road
MELVILLE, NEW YORK                                             11747
----------------------------                                   -----
[Address of principal executive offices]                  [Zip Code]

Registrant's telephone number, including area code (516) 501-0466

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                  Name of each exchange
         TITLE OF EACH CLASS                      ON WHICH REGISTERED

         COMMON STOCK, $.60 PAR VALUE             NASDAQ/BOSTON STOCK EXCHANGE
         CLASS A REDEEMABLE WARRANTS              NASDAQ/BOSTON STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Exchange Act: NONE

Check whether the issuer [1] has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and [2] has been subject to such filing requirements for the past ninety days. YES X NO___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

For the year ended March 31, 1998, the issuer's revenues were $2,335,838.

On June 9, 1998, the aggregate market value of the voting and non-voting common equity of Northeast Digital Networks, Inc. (consisting of Common Stock, $.60 par value) held by non-affiliates of the Issuer was approximately $3,025,000 based upon the average of the closing bid and closing asked prices for such Common Stock on said date in the over-the-counter market as reported by the National Quotation Bureau, Inc. On such date, there were 8,447,104 shares of Common Stock of the Issuer issued and outstanding.

IN ADDITION TO STATEMENTS OF HISTORICAL FACT, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS REFLECTING THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS WHICH COULD MATERIALLY AFFECT THE COMPANY'S PERFORMANCE IN THE FUTURE. THE COMPANY CAUTIONS THAT THESE AND SIMILAR STATEMENTS INVOLVE RISKS NOTED IN THE COMPANY'S SEC FILINGS WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH RISKS INCLUDE THE POSSIBLE INABILITY OF THE COMPANY TO RAISE ADDITIONAL FINANCING REQUIRED TO PAY THE PURCHASE PRICE FOR ITS PCS LICENSES AND TO BUILD OUT ITS PLANNED PCS NETWORK. FORWARD-LOOKING STATEMENTS ARE MADE IN THE CONTEXT OF INFORMATION AVAILABLE AS OF THE DATE STATED. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE SUCH STATEMENTS TO REFLECT NEW CIRCUMSTANCES OR UNANTICIPATED EVENTS AS THEY OCCUR.

ITEM 1.   DESCRIPTION OF BUSINESS.

BUSINESS OF THE COMPANY AND ITS SUBSIDIARIES

NORTHEAST DIGITAL NETWORKS, INC, formerly known as Electronics Communications Corp., is a Delaware corporation formed in 1984 (the "Company"). The Company principally carries on its business through two wholly owned subsidiaries, Personal Communications Networks, Inc. ("PCN") and Threshold Communications, Inc. ("TCI").

PCN was formed in 1995 for the purpose of bidding in the C-Block FCC auction for the personal communications spectrum as a predicate to becoming a wireless telecommunications carrier. PCN successfully bid for six 30 MHz broadband licenses in three basic trading areas ("BTAs"), Vermont, Maine and New York, with overlap of coverage into New Hampshire and Pennsylvania (the "PCN Markets"). PCN paid an average of $17.80 per "POP," for over 1.5 million "POPs." This compares favorably to the average auction price of $39.88 per "POP." In June 1998, PCN elected the Disaggregation Option offered by the Federal Communication Commission (the "FCC"), thus returning 15MHz of spectrum in each of its BTAs and reducing its per POP cost to approximately $8.90. The PCN Markets were selected for their regional footprint in the highly-valued northeast corridor, the ability of such markets to be "linked" for contiguous coverage, their strategic positioning and value to adjacent PCS networks.

It is the Company's intention and strategy with respect to PCN to finance and build a wireless telecommunications network, and to provide wireless residential and business telephone service. The Company has decided to utilize the GSM technology as the platform for PCN and in April 1998, joined the GSM Mou. The Company is currently in negotiations with PCS infrastructure and equipment vendors who will supply GSM equipment.

In 1996, the Company acquired fifty-one (51%) percent ownership in TCI, which, in turn, owns General Communications and Electronics, Inc ("GCE") and 56.667% of General Towers of America, Inc. ("GTA"). In January 1998, the Company acquired the remaining 49% of TCI. GCE had been a reseller of paging airtime for more than 25 years and supported approximately 7,500 active subscribers (primarily corporate rather than individual retail customers). Upon the construction of a 900 MHz satellite-based Flex paging network manufactured by Glenayre put into service in May 1997, TCI became a full-service paging carrier.

In May 1997 pursuant to a mutually agreed Settlement and Separation Agreement, TZD severed its relationship with Bell Atlantic Nynex Mobile. As a result, the Company no longer solicits cellular telephone activations and TZD's operations have been discontinued.

In addition, due to a deteriorating and shrinking market for the distribution of consumer electronic products based upon increased competition by large retailers such as Circuit City, P.C. Richards and others serving in a dual capacity as both a distributor and a retailer, the Company discontinued its FTD operations effective October 1997.

DEVELOPMENTS SINCE THE BEGINNING OF THE LAST FISCAL YEAR

On August 18, 1997, the Company filed a current report on Form 8-K reporting a change as of August 11, 1997 in its independent accountants from the firm of Stetz, Belgiovine CPAs, P.C. to Wiss & Company, LLP, CPAs and reporting a change in its fiscal year-end from December 31 to March 31. As a result, this report relates to the Company's most recently completed fiscal year, the twelve month period ended March 31, 1998.

At April 1, 1997 in addition to its PCN and TCI businesses, the Company was engaged through its Trade Zone Distributors, Inc. ("TZD") subsidiary in soliciting cellular telephone activations for Bell Atlantic Nynex Mobile and through its Free Trade Zone Distributors, Inc. ("FTD") subsidiary in the distribution of consumer electronic products including cellular telephones, fax machines and copiers.

The Company's Board of Directors authorized a one-for-twelve reverse stock split of its Common Stock and an increase in the par value of its Common Stock from $.05 to $.60 per share effective July 31, 1997. The change in par value and the reverse stock split was ratified by stockholders at the May 28, 1998 special meeting in lieu of annual meeting of stockholders. (See Item 4.) The Company's outstanding Class A Warrants were appropriately adjusted. Unless otherwise indicated, all share and per share information contained in this annual report gives effect to the one-for-twelve reverse split of the Company's Common Stock and the Common Stock exercise purchase prices for the Company's Class A Warrants, Class B Warrants and stock options have been adjusted throughout this annual report by multiplying the actual prices and/or exercise prices for periods prior to July 31, 1997 by twelve. No assurance can be given that the actual prices for the Common Stock during such pre-split periods would have approximated such adjusted prices if the one-for-twelve stock split had been effectuated at such times.

On October 8, 1997, the Company's three principal officers, William S. Taylor, Les Winder and Mr. Taylor's mother, Brenda Taylor, resigned as officers and directors of the Company and its subsidiaries. A fourth director, Ira Tabankin also resigned. (A fifth director, Robert DePalo resigned in March 1998.) At October 8, 1997, Joseph A. Rosio was elected chairman of the board, president and chief executive officer of the Company and John Cassella was elected a director. Christopher J. Garcia was elected a director of the Company as well as treasurer, secretary and chief financial officer in the first quarter of calendar 1998. As a result of these changes in management, the current directors of the Company are Mr. Rosio, Mr. Cassella, Mr. Garcia and Mal Gurian (who has served as a director since 1995) and the current executive officers of the Company are Messrs. Rosio and Garcia.

See Notes 6 and 7 of the Notes to the Company's Consolidated Financial Statements as to various private placements by the Company of debt and equity securities during the fiscal year ended March 31, 1998 for working capital purposes. Also see this Item 1 and Note 20 of the Notes to the Company's Consolidated Financial Statements as to the Company's election on June 8, 1998 of the Disaggregation Option offered by the Federal Communications Commission ("FCC") with respect to the Company's PCS licenses thereby reducing the debt incurred for the licenses from $23,806,980 to $11,903,490.

At the Company's Special Meeting in lieu of Annual Meeting of Stockholders held on May 28, 1998, stockholders approved the change of the Company's name from "Electronics Communications Corp." to "Northeast Digital Networks, Inc." See
Item 4.

PERSONAL COMMUNICATIONS NETWORK

STRATEGY

PCN's strategy for its PCS service business is to become the leading regional provider of wireless services in its markets. PCN will build out its licenses first in Vermont and Maine, then Elmira Corning, New York, focusing initially on the most densely populated portions of these areas and on major commuting corridors.

INDUSTRY BACKGROUND

Since 1983, the demand for wireless telecommunications services has grown dramatically as cellular, paging and other emerging wireless communications services have become widely available and increasingly affordable. This growth in wireless services has been driven by technological advances and changes in both telecommunications regulations and consumer preferences. Mobile cellular telephone service has been one of the fastest growing market segments within the telecommunications industry. According to cellular industry analysts' estimates, the number of cellular, PCS, and ESMR users in the U.S. grew from 340,000 at the end of 1985 to approximately 56 million by the end of 1997. According to such estimates, there are now over 200 mobile wireless cellular users worldwide. Most industry analysts forecast that U.S. penetration rates for mobile wireless service will be significantly greater than 50% by 2005.

PERSONAL COMMUNICATIONS SERVICES (PCS)

PCS is defined by the FCC as "a family of mobile and portable radio communications services for individuals and businesses that may be integrated with a variety of competing networks." PCS is widely identified as the next generation of wireless voice and data communications. PCS is designed to offer customers a broad range of individualized digital wireless communications services including landline telephone-quality voice communication for mobile, office, or home use, as well as advanced features such as paging, e-mail and text messaging and news services. PCS offers subscribers two basic services: (i) mobile service; and
(ii) fixed wireless replacement of local telephone services. With mobile service, a subscriber carries a single, lightweight, long-battery-life telephone that will accommodate any incoming or outgoing call almost anywhere in the country.

PCS differs from existing cellular and SMR in three basic ways: frequency, spectrum and geographic division. PCS networks operates in a higher-frequency bank (1850-1990 MHz) compared to the cellular and SMR frequency (800-900 MHz). The higher frequency band for PCS networks requires a greater number of total cell sites to cover the same geographic area as existing cellular networks. However, depending on the technology utilized, PCS service is ultimately less expensive in certain geographic areas because of the lower cost and improved capacity of the infrastructure equipment relative to cellular networks. In addition, PCS is designed to provide improved voice quality and privacy. PCS is comprised of 30 MHz and 10 MHz spectrum blocks, or combinations thereof, versus 25 MHz spectrum blocks for cellular networks. As a result of the improved capacity of the infrastructure and comparatively large allocation of spectrum, PCS has more capacity for new wireless services such as data and video transmission.

Currently, cellular communication is the closest comparable service to PCS available. Although analog cellular is the most widely deployed two-way wireless service available in the U.S. today, it has several limitations including inconsistent service quality, lack of privacy, limited capacity, and currently, the inability to transfer data without a modem. Most current cellular services transmit voice and data signals over analog-based systems, which use one continuous electronic signal that varies in amplitude or frequency over a single radio channel. Digital systems such as PCS, on the other hand, convert voice or data signals into a stream of digits and typically use voice compression and other techniques to allow a single radio channel to carry multiple simultaneous signal transmissions. Digital technologies offer new services, improved system flexibility, greater efficiency and increased capacity. Data transmission, call forwarding, call waiting and paging capability are among the enhanced services provided by PCS.

In order to gain early market penetration and compensate for initially limited network footprints, PCS operators typically have been aggressive in terms of pricing their service. This pricing strategy reflects the abundance of network capacity provided by their recently commercialized digital networks. Moreover, PCS providers have attracted subscribers by not requiring subscribers to sign minimum service contracts and offering lower per minute incoming rates. PCS providers have also aggressively promoted the differentiating characteristics between digital and analog service including security, call quality and other enhanced features.

PCS TECHNOLOGY

Although there are as many as seven versions of digital PCS technologies competing for the domestic market, only three are commonly considered to be viable alternatives for fully mobile communication services. The three technologies include GSM, Code Division Multiple Access ("CDMA"), and U.S. Time Division Multiple Access ("TDMA"). GSM and TDMA are both "time division-based" standards but are incompatible with each other and CDMA.

GSM facilitates PCN's plan to rapidly build out its PCS systems. GSM is the leading digital wireless technology in the world, with approximately 230 networks being built or operating in over 110 countries, including all of western Europe. According to industry estimates, GSM networks served approximately 70 million subscribers worldwide as of November 1997, and are adding 2.5 million subscribers per month. In November 1997, the U.S. crossed the one million GSM subscribers mark. American Personal Communications, Inc. introduced the first GSM network in the U.S. in the Baltimore/Washington, D.C. MTA in November 1995. In addition to the Baltimore/Washington, D.C., New York and eastern Pennsylvania markets, GSM systems have been introduced in over 500 cities located throughout the United States. An important benefit associated with GSM technology is its use of an open system architecture that will allow operators to purchase network equipment from a variety of vendors that share standard interfaces for operation. This open architecture provides PCS operators with significant purchasing leverage with vendors and flexibility in provisioning of features, products and services.

One competing standard, IS-95 CDMA, is a CDMA standard proposed as an upgrade for existing U.S. analog cellular service to digital service. Qualcomm is the primary proponent of IS-95 CDMA for PCS service. IS-95 has also received support from Motorola, Lucent Technologies and Northern Telecom. IS-95's PCS service supporters include Sprint PCS and the Bell Atlantic Mobile, US West and AirTouch Communications Inc. consortium, PCS PrimeCo, L.P., both of which have deployed a modified version of this technology at 1.9 GHz.

The other main competing standard, IS-54 TDMA, is the TDMA standard that several cellular carriers are implementing as they upgrade to digital service. Primary network suppliers are Lucent Technologies, Ericsson and Hughes. AT&T Wireless,

SBC Communications, Inc. ("SBC") and parts of Bell south's cellular network are the primary 800 MHz service supporters. AT&T Wireless and SBC have deployed systems based on IS-54 at 1.9 GHz (the upgraded version at both frequencies is known as IS-136 TDMA). IS-54/IS-136 TDMA, like PCS 1900, faces no major technological hurdles in upbanding to 1.9 GHz PCS. Upbanded IS-54-9S-136 TDMA equipment was launched at 1.9 GHz during 1997 in ten cities by AT&T Wireless.

SERVICE BUSINESS

PCN's PCS business will provide mobile and fixed communications service in its markets. PCN's wireless service will provide private, secure and enhanced voice, high-speed data, paging services and other capabilities for both the office environment and outdoor mobile coverage with basic features including voice mail, call forwarding and call waiting, and enhanced features such as voice-activated dialing, news and weather reports and stock market quotes.

PCN will utilize GSM technology, the most widely used wireless protocol in the world. As of November 1997, there were approximately 70 million subscribers, growing at 2.5 million per month, in over 110 countries worldwide. In the U.S., extensive roaming arrangements under the GSM Alliance have been signed with operators whose licenses, along with PCN, cover 90% of U.S. POPs.

PCS MARKETS

PCN has PCS licenses to provide wireless communications services in areas covering approximately 1.5 million non-overlapping POPs. PCN's licenses include C Block licenses for the following BTA's: Vermont-Burlington with approximately 369,000 POPS/Rutland-Bennington with approximately 98,000 POPs; Maine-Bangor with approximately 317,000 POPs/Lewiston-Auburn with approximately 222,000 POPs, Waterville-Augusta with approximately 166,000 POPs and Elmira-Corning-Hornell, NY with approximately 315,000 POPs.

PCN's individual markets cover large contiguous areas in the Northeast United States with attractive demographic characteristics including growing populations, favorable commuting patterns, high household incomes and heavily frequented tourist areas.

MARKETING STRATEGY

PCN's marketing objective is to stimulate demand for PCS voice and data services and attract subscribers by providing superior service and reliability at attractive prices. PCN plans to generate demand by introducing a better alternative to cellular service. PCN intends to concentrate its PCS marketing efforts on the following key customer segments: (i) high-mobility customers using or considering cellular telephones who would benefit from fewer dropped or blocked calls; and (ii) low-mobility customers attracted to PCS as a more convenient alternative to their landline telephones, particularly those who have multiple telephone lines to their home or business.

PCN believes it can offer competitively priced services that emphasizes voice clarity, reliability and a low probability of blocked calls, encryption, international calling and roaming, internet e-mail, and information services. PCN includes certain basic features including call waiting, call forwarding, caller I.D., voice mail and paging, and enhanced features such as voice-activated dialing, news and weather reports and stock market quotes as part of its product offerings. PCN will provide true encryption services which improves call security and should encourage users to make confidential professional and personal calls that they would be unwilling to make on cellular telephones. In addition, the convenience of a single telephone number for mobile, home and office use available to the customer throughout the PCN service area and with the use of easy-to-use, menu-driven subscriber functions should enhance the usage of PCN's services. PCN will also offer an attractive prepaid calling plan and plans to establish a significant subscriber base among budget-conscious businesses, individuals, students, and individuals who have bad credit or no credit history.

PCN's strategy is to pursue multiple distribution channels through which to market its services, generally on a non-exclusive basis. PCN will sell telephones like any other off-the-shelf product through highly focused retail centers as well as on the internet. The service can be activated over the air in minutes by customers after purchasing the telephone, unlike traditional cellular sales. PCN's telephones will also be available by calling a toll free phone number in PCN's planned call center in Burlington, Vermont to have a PCS phone mailed at no delivery charge.

PCS COMPETITION

The success of PCN PCS business will depend upon its ability to compete with two existing cellular operators and potential future wireless communications providers. For example, Bell Atlantic Mobile ("Bell Atlantic") and Rural Cellular Corporation ("Rural") currently provide cellular services in PCN's license territories.

The BTAs owned by PCN are located in the following Major Trading Area ("MTAs"), with ownership as indicated below.


                               A BLOCK       TECHNOLOGY        B BLOCK       TECHNOLOGY        C BLOCK      TECHNOLOGY
     BTA         MTA           LICENSEE      PLATFORM          LICENSEE      PLATFORM          LICENSEE      PLATFORM
     ---         ---           --------      --------          --------      --------          --------      --------

Burlington     New York      Omnipoint       GSM             Sprint         CDMA              PCN           GSM
Rutland        New York      Omnipoint       GSM             Sprint         CDMA              PCN           GSM
Bangor         Boston        AT&T            TDMA            Sprint         CDMA              PCN           GSM
Lewiston       Boston        AT&T            TDMA            Sprint         CDMA              PCN           GSM
Waterville     Boston        AT&T            TDMA            Sprint         CDMA              PCN           GSM
Elmira         New York      Omnipoint       GSM             Sprint         CDMA              PCN           GSM

There are also three competitors that hold 10 MHz of spectrum in each of PCN's BTA's (D, E and F block). AT&T and Sprint are the two largest license owners in the United States. Sprint owns 30 MTAs with a total population of over 150 million and AT&T owns 21 MTAs with a total population of over 107 million. The massive size of the investment and financing requirement in these wireless licenses has been the driving force behind the AT&T divestiture. Sprint partnered with several cable companies to share the investment required. Both companies are concentrating their investment and efforts in the major MTA market centers.

PCN's primary competitors within the territories will be AT&T, Sprint and Omnipoint. These providers have selected incompatible technologies with each other and only Omnipoint has selected a technology compatible with PCN. AT&T has selected IS-136 TDMA and Sprint has selected CDMA. Omnipoint has selected GSM. PCN is currently discussing license agreements and roaming development with Omnipoint. However there can be no assurances that Omnipoint will enter into any licensing and/or roaming agreements with PCN. The two companies' technology is compatible and Omnipoint owns several territories adjacent to those held by PCN. All of PCN's main competitors have substantially greater financial, technical and other resources than the Company.

PCN's competitive stance is to be the FIRST TO MARKET with aggressive marketing and pricing. The massive deployments in the rest of the nation by the major licensees offers PCN an estimated three-year window of opportunity before these competitors will enter the markets targeted by PCN. PCN believes that Enhanced Specialized Mobile Radio ("ESMR") will have a limited competitive impact against PCS largely because technical limitations and limited bandwidth have caused the ESMR operators to target primarily vertical market niches such as dispatch services. In the future, PCS could potentially compete more directly with landline telephone service providers and other technologies including mobile satellite systems.

REGULATORY ENVIRONMENT

The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the U.S. pursuant to the Communications Act of 1934, as amended (the "Communications Act"), and the rules, regulations and policies promulgated by the FCC thereunder. Under the Communications Act, the FCC is authorized, among other things, to allocate, grant, rescind and deny licenses for PCS frequencies, establish regulations governing the interconnection of PCS systems with wireline and other wireless carriers, grant or deny license renewals and applications for transfer of control or assignment of PCS licenses, establish other regulations governing the operations of PCS and other telecommunications carriers and impose fines and forfeitures for any violations of FCC regulations.

PCS LICENSING

The FCC established PCS service areas in the U.S. based upon Rand McNally's market definition of 51 MTAs comprised of 493 smaller BTAs. In June 1994, the FCC finalized the allocation of the 1.85 to 1.99 GHz bands for broadband PCS services. The Commission distinguished the licenses along four dimensions, including (i) the amount of RF spectrum - 30 MHz versus 10 MHz, (ii) the size of geographic area-MTA versus BTA, (iii) the eligibility to hold the license and participate in the specific auction for each type of license, and (iv) the timing of the auctions regarding each of the above categories.

The FCC decided that two 30 MHz licenses, designated as Blocks A and B, would be allocated geographically by MTAs (these include the Block A licenses granted to the Pioneers in their respective MTAs). The 30 MHz MTA auction ended in March 1995, and the FCC granted those licenses in June 1995. Four licenses designated as Blocks C, D, E and F were allocated by BTAs. The C and F Block licenses were allocated 30 MHz and 10 MHz of spectrum, respectively and reserved for "Entrepreneurs." Eligibility to bid for and hold licenses in the C and F Blocks was limited to entities that together with their affiliates and certain investors, had gross revenues of less than $125 million in each of the two years preceding the auction and total assets of less than $500 million. Eligible bidders in the Entrepreneurs' Band were given certain bidding credits and successful bidders were given favorable installment payment terms. The most favorable bidding credits and installment payment options were available only to C Block applicants that qualified as small businesses, and to F Block applicants that qualified as very small businesses. Generally, a small business is an entity that has average annual gross revenues of not more than $40 million for the preceding three relevant years while a very small business is an entity that has average annual gross revenues of not more than $15 million for the preceding three relevant years.

In determining whether a C or F Block applicant met the financial caps for qualification as an Entrepreneur, a small business or a very small business, the FCC examined, individually and cumulatively, the assets and revenues of the applicant, its affiliates, investors with more than 25% or 49.9% (depending on which of the two control group equity structures is used) of the applicant's fully-diluted equity or voting stock and its control group members. Applicants seeking to qualify as an Entrepreneur, a small business or a very small business, had to be controlled by a control group made up principally of individuals or entities who met the financial qualifications applicable to Entrepreneurs. Only certain non-qualifying investors could be in the control group, such as members of the entity's management team or qualifying institutional investors. The control group had to hold at least 25% or 50.1% (depending on which control group equity structure is used) of the applicant's total equity during the first three years and 50.1% of the applicant's voting stock for the initial term of the license.

Over time, C and F Block licensees (as well as their affiliates and investors) may exceed the gross revenue caps through equity investment by non-attributable investors, debt financing, revenue from operations, business development and expanded service. Furthermore, after three years from the date of the license grant, the qualifying members of the control group will be required to hold only 10% or 20% of the total equity (depending on which control group equity structure is used). The control group must retain at least 50.1% of the ownership of voting stock, however, for the duration of the initial 10 year license term, and the control group must exercise de facto as well as de jure control over PCN. The FCC has stated that it will conduct audits to ensure compliance with Entrepreneurs' Band regulations.

The Entrepreneurs' Band auction for the C Block licenses ended in May 1996. The auction for the D, E and F Block licenses ended on January 14, 1997. The remaining 20 MHz of the 140 MHz of PCS spectrum 1910-1930 MHz available was allocated for unlicensed PCS applications such as wireless PBX adjuncts, LANs and home cordless telephones. All PCS licensees will be granted for a 10-year period, at the end of which they must be renewed. Licenses may be revoked at any time for cause.

In September 1997, the FCC issued a Report and Order which changed the payment terms available to Entrepreneurs' Band licensees and offered various options for reducing the licensees' debt by returning all or portions of their spectrum. On March 24, 1998, the FCC issued its Reconsideration Order which modified these option.

The FCC intends to re-auction the returned portions of an Entrepreneurs' spectrum in the future, although no timetable has been set. PCN chose the Disaggregation Option in each of its BTAs. See Note 20 in the accompanying financial statements for a discussion of the Disaggregation Option. As a result of PCN's election of the Disaggregation Option, the FCC will re-auction the returned spectrum in the future thereby allowing a potential competitor to enter each of PCN's BTAs. Again, no timetable has been set for the re-auction of PCN's returned spectrum. PCN's competitive stance is to be first to market.

PCN and other networks share spectrum partially occupied by private and common carrier fixed microwave users. Many of these microwave incumbents provide services that may interfere with or receive interference from the operation of PCS networks and, as a result, may have to be relocated by PCN. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC adopted a transition plan to relocate such microwave operators to other spectrum blocks. Whenever PCN displaces a microwave incumbent, PCN must pay at least the microwave incumbent's relocation expenses, and may be required to take actions necessary to put the microwave incumbent's new facility into operation. PCN may also be required to reimburse other entities for the relocation by such entities of microwave incumbents that PCN would have displaced. PCN continues to make it a goal to implement a frequency plan that will minimize to the extent possible the number of existing microwave users that need to be relocated.

CONDITIONS ON LICENSES

BUILD-OUT REQUIREMENTS

The FCC has mandated that recipients of PCS licenses adhere to five year and ten year build-out requirements. Violations of these regulations could result in license revocations, forfeitures or fines. Under the build-out requirements, all 30 MHz PCS licenses (such as C Block licenses) must construct facilities that offer coverage to at least one-third of the population in their service area within five years form the date of initial license grants. Service must be provided to two-thirds of the population within ten years. Licenses, which fail to meet the coverage requirements, may be subject to forfeiture.

The Entrepreneurs' Band licensees are prohibited from voluntarily assigning or transferring control of their licenses for five years after grant date except to assignees or transferees that satisfy the financial criteria established for the entrepreneurs' Band. Any transfers or assignments during the 10-year initial license term are subject to unjust enrichment penalties including the forfeiture of any bidding credits and the acceleration of any installment payment plans if the assignee or transferee does not qualify for the same benefits. In addition, licensees must maintain their Entrepreneurs' Band eligibility for five years from the date of initial license grant. In that regard, however, increased gross revenues, increased total assets from non-attributable equity investments, debt financing, and revenue from operations, business development or expanded service are not considered by the FCC. In addition, to maintain all of the benefits of its "Designated Entity Status," PCN's control group and qualifying investors must retain certain minimum stock ownership and voting stock of PCN and meet certain other criteria. The FCC has announced that it may conduct audits to ensure compliance with all license conditions.

CITIZENSHIP REQUIREMENTS

Prior to the implementation of the World Trade Organization ("WTO") in early 1998, no more than 20% of any subsidiary of PCN that holds an FCC license could be owned directly by non-U.S. citizens or their representatives; and the FCC has no discretion to depart from that limit. On November 25, 1997, the FCC issued a Report and Order implementing the new rules that will take effect after the WTO effective date. In general, the U.S. has allowed companies from all countries that are signatories of the WTO (and are in compliance) to indirectly own up to 100% of U.S. Telecommunications companies. Any such foreign investments are still potentially subject to a review by the FCC, but the presumption is that investments made by WTO members' companies will be approved. PCN has no knowledge of any present foreign ownership in violation of the Communications Act.

TELECOMMUNICATIONS ACT OF 1996

The Telecom Act of 1996 (the "Telecom Act") is the first comprehensive legislation changing telecommunications regulation in over 60 years. In general, its goal is to remove the statutory, regulatory and court-ordered barriers that historically prohibited new entrants into many segments of the telecommunications industry. The primary goal of the Telecom Act is to allow LECs, long distance carriers, cable companies, broadcasters and others to compete directly. The Telecom Act attempts to create opportunities for competition with the local loop, while allowing monopoly LECs eventually to enter the long distance market. It requires the BOCs and other incumbent LECs to permit competitors to interconnect with their local loop networks through unbundled network elements, resale and collocation. The passage of the Telecom Act will affect the business of PCN because of the likely creation of more opportunities to compete in both the local exchange and long distance markets for the same or similar types of services that PCN plans to offer as well as the specific treatment of commercial mobile radio service operators such as PCN. However, PCN cannot predict the exact nature and extent of this competition. On August 1, 1996, the FCC adopted rules implementing the interconnection provisions of the Telecom Act that provide for unbundled interconnection at the incumbent LEC's long run incremental costs plus a reasonable share of forward-looking joint and common costs ("total element long run incremental cost") and for resale of incumbent LEC retail services at substantial discounts off of retail rates (with a default range of 17-25%). On October 15, 1996, the U.S. Court of Appeals for the Eighth Circuit issued a stay of FCC's interconnection and resale pricing rules pending final determination of the challenges brought against FCC's August 1 interconnection Order. In November 1996, the stay was partially lifted with respect to rules governing interconnection between LEC and wireless carriers. The Court of Appeals in 1997 ruled against the FCC with respect to wireline interconnection issues, but upheld the FCC on wireless interconnection and the FCC is evaluating its options on how to proceed. In addition, the FCC has adopted rules regarding telephone number portability pursuant to which subscribers will be able to migrate their landline and cellular telephone numbers to a PCS carrier, or from a PCS carrier to another service provider. The FCC is also conducting or planning to conduct a number of rulemaking proceedings, including proceedings anticipated to establish rules expected to result in an overhaul of the access charges paid by long distance carriers to LECs and the funding mechanisms for universal service which may require PCS licensees such as PCN to pay charges to support universal services, as well as "calling party pays" issues.

THRESHHOLD COMMUNICATIONS, INC.

STRATEGY

TCI's strategy for its paging service business is to become a leading local provider of numeric and alphanumeric paging services. TCI will market its services directly to customers in the New York, New Jersey area through highly focused retail locations and inbound telemarketing.

INDUSTRY BACKGROUND

Paging has evolved from the simple beeper with local coverage to a multi-faceted mobile communications service offering regional and nationwide coverage. Some of paging's unique advantages include ease of use, low cost for basic service, small size, light weight, and long battery life. These advantages have largely insulated the paging industry from the competition of other wireless media and contributed to its phenomenal growth. Paging now reaches an estimated 34 million paging subscribers and industry experts expect double-digit subscriber growth for the foreseeable future. Enabled by technological advances and new frequency allocations, paging companies are deploying modern networks that allow the use of higher-speed messaging technology, increased transmission capacity, and enhanced two-way data and voice-messaging capabilities (often referred to as narrowband personal communications services, or NPCS). Paging will be characterized by continued industry consolidation, increased usage by non-business users, expanded nationwide capabilities, continued price competition among paging companies, and competition from digital cellular, broadband PCS, and mobile satellite services.

The paging industry dates back to 1949, arising from the need for remote notification of waiting messages where intercom or telephone communications were not a viable option. Historically, the paging industry has been highly fragmented, consisting of many small operators serving primarily business customers. In recent years, the industry has undergone considerable consolidation and now attracts significant numbers of non-business users.

At present, there are four basic types of paging services - tone only, tone-voice, digital display, and alphanumeric with additional narrowband personal communications services (NPCS), such as newly available two-way paging, expected to be commonplace soon. Tone-only pagers emit a tone alerting the recipient to call in for messages. Tone-voice pagers emit a tone to signal an incoming message and then play a short voice message dictated by the caller. Each of these two services has steadily declined in market share - tone-only because of service limitations and tone-voice because of phaseout by operators due to its inefficient use of spectrum. The third type of service, digital display, or numeric paging, represents the lion's share of the market. This service enables the caller, using a standard touch-tone keypad, to enter a phone number, which is then displayed on recipient's pager. The fourth type of service is alphanumeric, introduced in the late 1980s. These pagers enable full-text messages to be entered by a dispatcher or directly from a computer and then displayed on the subscriber's unit. Alphanumeric pagers currently account for about 12 percent of the market and are growing fast. Narrowband PCS applications, introduced recently, include acknowledgement paging, which enables receipt of a message to be confirmed, and two-way test, which enables the recipient to send an alphanumeric response to the sender.

According to industry estimates, more than 42 million paging units are currently in service. The average annual subscriber growth rate for the industry has been approximately 30 percent for the past four years. This dramatic growth is linked to declining prices for units and service, greater awareness and use by the general public, and carriers' enhanced distribution in the consumer marketplace. Consumers have come to value the convenience of paging for staying in touch with friends and relatives. In fact, over half of new paging services are now purchased for personal rather than business use.

Paging companies use several distribution channels to attract customers, including direct sales, third-party resellers, private-brand strategic partnerships, and retail stores. For instance, new points of distribution are opening up in grocery stores, discount stores, and other shopping locations. In addition, marketing partnerships between paging companies and retailers or producers (e.g. MobileMedia - PepsiCo) are becoming more common.

Each month, a portion of a company's existing customers leaves for a variety of reasons, including failure to pay, dissatisfaction with service, and switching to a competing provider. Typical monthly disconnect, or churn, rates over the past few years have been in the range of 2-4 percent, based on the number of existing subscribers.

Paging revenues, including fees collected for rental units, have increased by some 20 percent over the past four years and now amount to almost $4 billion per year. Revenue growth has been less than subscriber growth because of drops in service prices. Revenues for paging, including narrowband personal communications services (NPCS), are projected to increase by about 10 percent annually through the end of the decade. Approximately 80 percent of current revenues are associated with digital display pagers, with alphanumeric accounting for most of the remainder. Alphanumeric is the fastest growing paging service segment, while tone-only and tone-voice services have each decreased to below 5 percent of revenues.

Narrowband PCS is introducing new capabilities and is widely expected to grow in popularity, perhaps accounting for as much as 10 percent of overall paging industry revenues by the year 2000.

Paging service rates usually include a fixed monthly fee (typically $10-40, depending on local or nationwide service and whether the pager is rented or owned), which includes a certain allotment of free incoming pages (or characters for alphanumeric service). Excess usage rates are typically $.10-.25 per page (or $.02-.04 per character for alphanumeric). Approximately 90 percent of a company's average revenue per unit (ARPU) is attributable to fixed fees. An additional source of revenue is the sale of the pagers themselves - over half of all pagers in service are customer owned. However, companies generally break even on sales of pagers, which for competitive reasons are sold at or below cost.

Monthly service ARPUs (i.e. not including equipment rental) have declined during the last five years from a typical level of $13 to about $9. Despite this downward trend, total revenues are rising because of increasing demand. In addition, occasional increases in ARPU can be expected due to a higher mix of regional and nationwide services; a higher mix of advanced services such as two-way and voice messaging; and increased direct and retail acquisition of subscribers, which generally carry a higher ARPU.

TECHNOLOGY

The basic architecture of a paging system consists of a paging terminal and a tower-based radio transmitter. The terminal receives and encodes messages from the sender and relays them to the transmitter, which broadcasts the messages on a specific radio frequency to individual pagers tuned to that frequency. Messages intended for a particular pager are input by the sender via phone or computer into the paging system. Traditional one-way paging channels are 24 kHz wide. To make two-way services possible, paging networks are undergoing a "cellularization," whereby receiver sites are deployed so that low-power pagers have back-channel response capabilities.

Major pager manufacturers for the U.S. market include Motorola, NEC, and Panasonic. The major paging terminal manufacturers are Glenayre/BBL, Motorola/Unipage, and Zetron.

To a great extent, technological developments in paging are being accelerated by the availability of two-way national and regional licenses (through the narrowband PCS auctions) and the ongoing consolidation of the industry. Narrowband PCS licenses are divided into categories of 50/50 paired, 50/12.5 paired, and 50 unpaired. The first two of these license categories are for two-way service and entitle the operator to build a system with 50 kHz for the forward link and either 50 kHz or 12.5 kHz for the return link. The return links, depending on the amount of frequency available, can be used for data transfer, message acknowledgement, or location purposes. The third category of license, unpaired, provided 50 kHz for one-way services. The spectrum bands and licenses available in narrowband PCS provide the basis for services (such as two-way, alphanumeric, and voice messaging) which are the next evolutionary step from traditional paging.

Companies are increasingly deploying modern digital transmission networks, which allow the use of high-speed messaging technology and increase system reliability and capacity. Many modern networks are based on the Motorola-developed FLEX family of protocols as well as the PACT system, which stands for personal air communications technology, developed by AT&T. Both technologies allow for high-speed, two-way messaging and can accommodate a range of applications, such as voice messaging, location monitoring, and acknowledgements. Potential uses include alarm monitoring, news and weather updates on demand, vehicle dispatch, vehicle tracking, vending machine monitoring, and utility meter reporting.

PAGING MARKETS

TCI operates a 900 MHz satellite-based FLEX paging network manufactured by Glenayre that includes 34 FCC-approved paging antenna sites, 33 of which are operational. TCI holds two paging licenses in the 900 MHz band. One, for frequency 929.0875 MHz, covers the greater New York area, while the other, for frequency 929.2625 MHz covers southern New Jersey.

MARKETING STRATEGY

TCI's marketing objective is to attract subscribers by providing superior local paging services at attractive price. TCI intends to concentrate its paging marketing efforts on offering pager services directly to consumers and businesses as opposed to resellers of TCI's paging airtime. This will be done through a corporate sales force, highly focused retail locations and inbound telemarketing that will result from print ads, radio and cable television advertising. This strategy will cut out the "middle man" or reseller and allow TCI to offer low cost paging services directly to the end user who requires only local service.

COMPETITION

The major paging operators that operate in TCI's license areas include Pageing Network, Inc. (PageNet), MobileMedia, AirTouch, Arch Communications, PageMart, Metrocall, and Mtel. Each firm provides paging services in most of the United States and is experiencing annual subscriber growth rates in excess of 50 percent. These growth rates are higher than the industry average because of acquisitions as well as internal growth. Taken together, these firms account for about half of all U.S. paging subscribers. TCI also competes with smaller paging service providers and regional telephone companies such as Bell Atlantic that provide paging services. Many of these companies have substantially greater financial, technical and other resources than the Company.

REGULATION

Paging falls under the regulatory auspices of the FCC. Frequencies widely available for paging include the 150 MHz, 450 MHz and 900 MHz bands. Prior to the 1990s, licenses for a specific frequency were granted largely on a site-by-site basis, which partially explains the large number of paging firms and fragmented structure of the industry. Licenses were granted by application or, in the case of competing applications for the same location and frequency, by lottery. In response to frequency congestion and to simplify the provision of nationwide services, the FCC allowed new spectrum allocations in the 1980s and designated three frequencies in the 931 MHz range for the exclusive use of nationwide paging.

In the early 1990s, the FCC allocated 2 MHz of spectrum for narrowband PCS in the 901-902, 030-931, and 940-941 bandwidths, defining it as "a family of mobile services including advanced voice paging, data messaging, acknowledgement paging, and both one-way and two-way messaging." Narrowband PCS licenses were to be granted by auction on a nationwide, regional, major trading area (MTA) and basic trading area (BTA) basis. Under this scheme, any given geographical location is to be covered by some two-dozen licenses comprising nationwide, regional, MTA or BTA coverage, as well as a mix of one- and two-way services. Holders of nationwide, regional and MTA licenses are required to provide service to at least 37.5 percent of the population within 5 years and 75 percent of the population within 10 years. In mid-1994, the FCC concluded the first round of narrowband PCS auctions, allocating 10 national licenses and nearly 600 licenses for single-city or regional services. The final narrowband PCS auctions, for over 1,000 one- and two-way licenses, took place in 1996.

The FCC grants both exclusive and non-exclusive licenses to transmit on certain frequencies in specified geographic areas. Radio Common Carrier ("RCC") licenses are generally exclusive, while Private Carrier Paging ("PCP") licenses are generally non-exclusive, i.e. shared among ten or more licensees. The Company holds PCP licenses.

The Company, through subsidiaries, has developed a common-channel regional PCP 900 MHz system for the New York/New Jersey Metropolitan Area. The Company holds FCC 900 MHz paging licenses on two channels. The FCC required the Company to place its system in operation within eight months after being granted licenses, and the Company has complied with this requirement.

The FCC regulates mobile radio service under its public interest mandate expressed in the Communications Act of 1934, as amended. Among its principal regulatory duties in the mobile radio area is the allocation of spectrum for various kinds of services such as SMR/ESMR, PCS, PCP, common carrier paging, and conventional two-way mobile. The FCC has the exclusive authority to decide whether non-governmental applicants for radio licenses are basically qualified to hold licenses to utilize that spectrum. Thus the Commission issues authorizations for the construction and operation of one-way and two-mobile systems, and renews licenses for these facilities. Additionally, whenever entities holding radio authorizations want to effect major changes in ownership and control, the prior consent of the FCC must be obtained.

EMPLOYEES

As of July 1998, the Company and its subsidiaries had a total of 11 employees, including 4 in the paging subsidiary, TCI, 1 in the PCN subsidiary, and the remaining 6 employees employed by the Company. PCN's future success will depend in significant part on its ability to attract and retain key technical, sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that PCN can attract and retain key managerial, sales and technical employees. PCN's employees are not represented by a labor union. PCN has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

In December 1997, the Company relocated its executive offices from 10 Plog Road, Fairfield, New Jersey to 425 Broad Hollow Road, Melville, New York ("Corporate Office"). The Corporate office is approximately 1,458 square feet and houses the Company's executive offices and accounting department. The lease for the Corporate Office was entered into on December 8, 1997 (the "Melville Lease") and is for a term of five years. Over the five-year lease period the monthly rent ranges from $2,978 to $3,127. As the number of employees employed at the Corporate Office has increased since December 1997, Management, as of May 1998, has begun looking for new office space of approximately 4,000 square feet.
New office space has not been identified as of July 1998.

On July 10, 1997, PCN, subject to its due diligence review, entered into a Purchase and Sale Agreement for an 8,000 square foot facility in Burlington, Vermont. This facility will house PCN's customer care and billing, technical support personnel, switch room and limited administrative staff. The purchase price of the facility if $550,000. The Company is currently looking to obtain commercial financing to assist in the financing of the Vermont facility.

In July 1998, TCI rented an office space in New Hyde Park, New York to house its customer care and billing, managerial and technical support staff for its paging operations. All functions related to the paging operations, other than accounting, will be handled out of the New Hyde Park facility. Accounting for TCI will continue to be administered at the Corporate Offices. In addition to the New Hyde Park location, TCI rents space in West Orange, New Jersey to house its paging system's Glenayre GL-3000 E.S. terminal (the "Terminal"). As of July 1998, Management is considering relocating the Terminal to Plainview, New York to be closer to TCI's technical support located in New Hyde Park, New York. TCI also leases 33 sites for its paging transmitters. Site rentals range from $500 to $1,500 per location.


ITEM 3.  LEGAL PROCEEDINGS

On March 4, 1996 the Company commenced an action entitled Electronics Communications Corp. against Toshiba America Consumer Products, Inc. ("Toshiba") and Audiovox Corporation ("Audiovox"), case number 96 Civ. 1365, in the United States District Court of the Southern District of New York. The Complaint asserted claims for antitrust, breach of contract, tortious interference with contract and tortious interference with prospective economic advantage and business relations. The Complaint sought damages in excess of $3,000,000. This action was commenced because the Company appeared to have expended significant monies and resources including the issuance of 16,667 shares of the Company's common stock to a consultant in anticipation of a South American cellular telephone program, which the Company was to undertake exclusively on behalf of Toshiba, due to the withdrawal of Toshiba's commitment based on what the Company believed was an unlawful conspiracy with Audiovox. Immediately prior to the commencement of the program, Toshiba discontinued manufacturing the line of cellular telephones that the program was designed to offer. The Company believed this decision had been caused by Audiovox.

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

On or about July 11, 1997, the Company was served with a Summons and Complaint in an action entitled: Brightpoint, Inc. v. Free Trade Distributors, Inc. and Electronics Communications Corp, in the United States District Court for the southern District of Indiana, Indianapolis Division. Brightpoint is a former supplier of the Company and claims that the Company owed it approximately $400,000 plus interest for merchandise delivered, consisting principally of cellular telephones. New management and counsel, after a review of the matter, participated in a one-day mediation in Indianapolis and resolved this claim on what management believes were favorable terms for the Company. A General Release was delivered to the Company.

On or about October 15, 1997, the Company was served with a Summons in an action entitled: Motorola, Inc., Plaintiff, v. Electronics Communications Corp., Defendant, in the Superior Court of New Jersey Law Division: Union County Special Civil Part. Motorola claims the Company owes it approximately $106,000 including interest for merchandise, consisting of various pager parts and equipment, restocking fees of approximately $13,100, and attorneys' fees. New management and counsel, after a review of the matter, believe that Motorola is inaccurate in its claim and has made several attempts, which were unsuccessful, to settle this matter. On or about May 15, 1998, Motorola filed a Motion for Summary Judgement with the Superior Court of New Jersey Law Division, Essex County. On June 19, 1998, Motorola's motion for summary judgement was denied. Despite the Company's lack of success in the past in settling this matter, management, in an effort to avoid litigation and minimize attorneys' fees, will continue its efforts to resolve this dispute on terms management believes to be favorable for the Company. There can be no assurances that the Company will be successful in settling this dispute and avoiding litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year ended March 31, 1998 to a vote of the Company's security holders. However, on May 28, 1998, the Company held a special meeting in lieu of annual meeting of stockholders. At the meeting (at which an aggregate 5,908,223 shares of Common Stock were entitled to be voted), the following four individuals, namely

                                               For Votes

           Joseph A. Rosio                    5,658,655
           John P. Cassella                   5,658,655
           Christopher J. Garcia              5,658,655
           Mal Gurian                         5,658,405

were elected to serve as directors of the Company until the next annual meeting of stockholders and until their successors are elected and qualify. The number of votes listed opposite each director's name constitutes the number of votes cast in favor of his election at the meeting.

At the meeting 5,693,216 shares of Common Stock were voted in favor and 41,047 shares of Common Stock were voted against a proposed amendment to the Company's Certificate of Incorporation to change the Company's name to "Northeast Digital Networks, Inc." Therefore, the proposal was duly adopted in accordance with Delaware law.

Also at the meeting, 5,534,446 shares of Common Stock were voted in favor and 204,683 shares of Common Stock were voted against a proposed amendment to the Company's Certificate of Incorporation to limit the liability of a director for monetary damages to the Company or its stockholders for breach of fiduciary duty, to liability (i) for breach of the director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for willful or negligent violations by the director of the provisions of Delaware law concerning unlawful stock purchases or redemptions and the unlawful payment of dividends, and (iv) for any transaction from which the director derived an improper personal benefit. Therefore, the proposal was duly adopted in accordance with Delaware law.

Also at the meeting, 5,628,713 shares of Common Stock were voted in favor and 113,039 shares of Common Stock were voted against a proposed amendment to the Company's Certificate of Incorporation to ratify the change in the par value of the Common Stock from $.05 par value to $.60 par value and in connection therewith, to ratify the one-for-twelve reverse stock split of the Common Stock authorized by the Board of Directors effective July 31, 1997. Therefore, the proposal was duly adopted in accordance with Delaware law.

An amendment to the Company's certificate of incorporation incorporating the foregoing amendments was duly filed with the Delaware Secretary of State on June 16, 1998.

Finally, at the meeting, 3,468,717 shares of Common Stock were voted in favor and 147,036 shares of Common Stock were voted against a proposal to approve the Company's October 30, 1997 Stock Option Plan which provides for the grant of options to officers, directors and key employees with respect to a maximum 1,000,000 shares of Common Stock, $.60 par value.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on The Nasdaq Stock Market, Inc. (Small
Cap) under the symbol "GSMI." The following table sets forth the range of high and low closing bid prices for the Common Stock on the NASDAQ Small Cap Market for the periods indicated as derived from reports furnished by the National Quotation Bureau, Inc. All such prices have been adjusted to give effect to the one-for-twelve reverse stock split effected on July 31, 1997. Prices for periods prior to the split have been computed by multiplying the actual bid price by twelve. No assurances can be given that the actual bid prices for the Common Stock would have approximated the prices set forth in the table for periods prior to July 31, 1997 if the one-for-twelve reverse stock split had been in effect during such prior period. Furthermore, the prices in the table represent prices between dealers, do not include mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.


                                              Closing Bid Price
CALENDAR YEAR                               HIGH              LOW
1996
   First quarter                         $27.75*             $22.50*
   Second quarter                         30.75*              18.00*
   Third quarter                          23.25*              6.375*
   Fourth quarter                         27.00*             15.375*

1997
   First quarter                         $22.50*            $15.375*
   Second quarter                        18.375*              4.875*
   July 1-30                               5.25*               3.75*
   July 31-September 30                    3.00               1.625
   Fourth quarter                        2.9375               1.375

1998
   First quarter                        $  .875              $  .28
------------
*As adjusted

The Company has been advised by NASDAQ that if its Common Stock fails to maintain a $1.00 or greater closing bid price on NASDAQ for at least 10 consecutive trading days during the 90-day period ending August 14, 1998, the Common Stock will be subject to delisting from NASDAQ. In the event such price is not achieved for 10 consecutive trading days during such period, the Company may stay the delisting by requesting a hearing prior to the close of business on August 14, 1998. No assurance can be given that the Company will be successful in continuing to maintain the listing of the Common Stock on NASDAQ. In the event the Common Stock is delisted from NASDAQ, it will presumably continue to trade on the Boston Stock Exchange and is also expected to trade on the OTC Bulletin Board under the symbol "GSMI."

At June 9, 1998, the number of record owners of the Company's Common Stock totalled 497. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies. In view of the fact that a large number of shares are in nominee names, the Company believes that the number of beneficial owners is substantially greater.

The Company has not paid dividends on its Common Stock in the past and anticipated capital requirements make it unlikely that it will pay dividends on the Common Stock in the foreseeable future.

The Company hereby incorporates by reference, the information contained in the first and third paragraphs of Note 2 to Amendment No. 1 to its report on Form 10QSB/A for the quarterly period ended September 30, 1997 with respect to a Private Placement conducted by it in May 1997 of units of common stock and warrants to certain "accredited" investors and the exchange in August 1997 by such investors of their units for an aggregate $2,470,334 principal amount of the Company's 8% Convertible Debentures.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

The Company through its PCN subsidiary, is licensed by the FCC to provide wireless telecommunications services, which include the ability to deliver traditional telephony along with new digital technologies that allow fax, internet, e-mail and short message services (e.g., sports scores, weather, stock quotes, etc). PCN's personal communication services ("PCS") licenses cover nearly contiguous markets in Vermont, Maine and a small portion of Northern New Hampshire, as well as a small market in Upstate New York that extends into Pennsylvania. PCN's six Basic Trading Areas ("BTA") cover approximately 1.5 million potential subscribers ("POPs"). The Company is currently in the engineering and design phase for the build out of a wireless mobile communications network utilizing GSM as its technology platform. PCN is also licensed to provide local and long distance services in Vermont, Maine and New York and may incorporate such services through "bundling," upon completion of its PCS network.

The Company, through its TCI subsidiary, currently operates a state of the art digital 900MHz Glenyre satellite-based Flex paging system, which covers the New York Metropolitan area and New Jersey. Due to the recent construction of the Company's paging network, a significant portion of the Company's paging revenues continues to be derived from the resale of other carrier's airtime.

RESULTS OF OPERATIONS

YEAR ENDED ON MARCH 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Total sales decreased approximately $5,021,599 or 68% for the year ended March 31, 1998 compared to the year ended December 31, 1996. Commissions and Electronics Revenues decreased approximately $3,202,393 and $2,977,712, respectively. The Company attributes the decrease in Electronics revenues to its exit from the distribution of consumer electronics, which was conducted at the Company's wholly owned subsidiary, Free Trade Distributors, Inc. ("Free Trade"). Free Trade was engaged in the wholesale distribution of cellular telephones, related accessories and other electronic products. Such discontinuation of this line of business resulted in a related decrease in cost of sales of approximately $2,506,323 for the same period.

Commissions revenue decreased due to the loss of the Company's Master Agent Agreement with NYNEX Mobile Communications, Inc. ("NYNEX") and Bell Atlantic Mobile, Communications, Inc. ("BAM"). On May 15, 1997, the Company entered into a Settlement & Separation Agreement (the "Settlement Agreement") whereby the Company severed its agency relationship with NYNEX and BAM with respect to the solicitation of cellular activations. The contract with NYNEX and BAM was the Company's largest source of commission income. As a result of the Settlement Agreement, the Company's inability to establish a profitable relationship with another cellular carrier, a lack of available resources and continuing losses, the Company ceased cellular phone activations. Such discontinuation of this line of business resulted in a related decrease in cost of sales of approximately $2,575,801 for the same period.

Paging and Two Way Radio Revenue increased approximately $1,158,506 for the year ended March 31,1998 compared to the year ended December 31, 1996. This increase was due to the acquisition in June 1996 of 51% of Threshold Communications, Inc., which engaged in the resale of radio paging services in the New York Metropolitan area. Additionally, in March 1997 the Company completed construction of its 900 MHz flex paging system thereby becoming a paging carrier. Such acquisition resulted in a related increase of cost of sales of approximately $1,608,082.

Selling, General and Administrative Expenses ("SGA") for the year ended March 31, 1998 was $6,441,616 compared to $6,988,393 at year ended December 31, 1996, an approximate decrease of 8%. While SGA related to the Company's recently discontinued consumer electronics and cellular phone activations businesses decreased, offsetting expenses were incurred due to the Company's refocusing of its efforts towards the build-out of its PCS licenses and provision of digital wireless services. Also included in the SGA for the year ended March 31, 1998 are the following items: (a) Charge to salary expense of $524,000, which represented amounts paid to previous officers and directors of the Company in exchange for, among other thing, the rescission of all employment agreements.
(b) Acceleration of unamortized deferred marketing cost in the amount of $330,000, which resulted from the completion of services under the Marketing Service Contract by and between the Company and Great Deals Inc., dated September 4, 1996. (c) A charge to bad debt expense in the amount of $368,000 as a result of the Company's re-evaluation of its outstanding accounts receivable balances.


Interest expense was $3,911,291 for the year ended March 31, 1998 compared to $206,060 for the year ended December 31, 1996. Interest expense increased as a result of leases for office equipment and paging equipment, increased bank borrowings, the private placement of 8% convertible debentures on August 7, 1997, and the issuance of a total of $500,000 10% one year promissory notes. In addition, the Company incurred a non-cash interest expense of $3,095,000 due to EITF Bulletin D-60 discussed more fully in Notes 5(F), 7, and 11 and the subsequent amortization of deferred finance charge on the sale of the Company's 8% convertible debentures and Series C Preferred Stock.

For the year ended March 31, 1998, the Company recorded $556,787 as extraordinary income. This amount represents the difference between amounts recorded in accounts payable and amounts actually paid by the Company through non judicial settlements with certain of the Company's creditors.

Net Loss for the year ended March 31, 1998 was $10,480,393 compared to $6,031,090 for the year ended December 31, 1997. Included in the net loss for fiscal 1998 is interest expense of $3,911,291 of which $3,095,000 was non-cash due to EITF Bulletin D-60 discussed more fully in notes 5(f), 7, and 11. The following items are also included in the Net Loss: (a) Charge to salary expense of $524,000, which represented amounts paid to previous officers and directors of the Company in exchange for, among other thing, the rescission of all employment agreements. (b) Acceleration of unamortized deferred marketing cost in the amount of $330,000, which resulted from the completion of services under the Marketing Service Contract by and between the Company and Great Deals Inc., dated September 4, 1996. (c) A charge to bad debt expense in the amount of $368,000 as a result of the Company's re-evaluation of its outstanding accounts receivable balances.

Sales decreased principally as a result of the loss of the Company's Master Agent Agreement with NYNEX/BAM.

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

Cost of electronics equipment sales decreased $1,472,895 during 1996 compared to 1995. This decrease is attributed to the Company changing its operations. The gross profit for this sales line however, decreased 8.8% from 11.6% in 1995 to 2.8% in 1996. The decrease of gross profit was due to the fact that the Company liquidated all of its electronic equipment, with the exception of cellular telephones.

Cost of activations (commissions) decreased due to a decrease in sales in 1996 compared to 1995. The gross profit for this sales line increased from 15.7% in 1995 to 16% in 1996. The higher gross profit margin is due to increased residuals paid by NYNEX and Bell Atlantic.

Selling, General and Administrative ("SGA") expenses increased approximately $3,848,000 in 1996 compared to 1995. The Company attributes this increase directly to the Company's growth and movement into the wireless telecommunications industry. SGA as a percentage of sales increased from 36% for 1995 to approximately 95% in 1996 due to an increase in administrative personnel required to meet the Company's expansion and growth as a multi-faceted wireless telecommunications company. The increase in 1996 is also due to higher executive officer salaries, a charge of approximately $240,000 pursuant to a financial public relations contract the Company entered into on September 4, 1996 and a charge of approximately $493,000 related to a bad debt. Interest expenses increased approximately $121,000 in 1996 compared to 1995 due to additional borrowings of the Company.

The Company had an operating loss before interest, amortization and income taxes and other expenses of $5,823,725 in 1996 compared to operating loss of $1,967,823 in 1995. Net loss in 1996 after interest expense of $206,060 and a non-cash expense of $73,769, as a result of a settlement of potential litigation, was $6,031,090 compared to net loss of $2,268,959 in 1995. These losses resulted primarily from expenditures associated with the development and marketing of the Company's paging and two-way radio systems, and the Company's move to more suitable premises.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Total sales decreased approximately $707,000 or 82% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The Company attributes this decrease in part to its exit from the distribution of consumer electronics line of business, which was conducted at the Company's wholly owned subsidiary, Free Trade Distributors, Inc. ("Free Trade") and the loss of the Master Agent Agreement by and between Trade Zone Distributes, Inc ("TZD") and NYNEX Mobile Communications, Inc. ("NYNEX") and TZD and Bell Atlantic Mobile, Communications, Inc. ("BAM"). On May 15, 1997, the Company entered into a Settlement & Separation Agreement (the "Settlement Agreement") whereby the Company severed its agency relationship with NYNEX and BAM with respect to the solicitation of cellular activations. The contract with NYNEX and BAM was the Company's largest source of commission income. As a result of the Settlement Agreement, the Company's inability to establish a profitable relationship with another cellular carrier, a lack of available resources and continuing losses, the Company ceased cellular phone activations. The discontinuation of this line of business by Free Trade resulted in a related decrease in cost of sales for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 of approximately $282,000. The discontinuation of this line of this line of business by TZD resulted in a related decrease in cost of sales for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 of approximately $75,000. Further contributing to the decrease in sales was management's redirecting of the Company's resources towards the restructuring of the Company and its subsidiaries in the third and fourth quarter of fiscal 1998, thus requiring a significant reduction of sales, marketing and accounting personnel. The restructuring included a highly focused effort to raise additional capital in order to settle numerous obligations of the Company and its subsidiaries and re-position the Company and its PCN subsidiary for entry into the personal communications service business, including the preparation of a business plan for PCN and radio frequency proposals for various vendors of GSM equipment. Paging and Two Way Radio cost of sales increased approximately $605,000. This increase was due primarily to increased carrier cost and a charge off of approximately $290,000 to cost of sales for pagers previously capitalized as fixed assets and depreciated.

Selling, General and Administrative Expenses ("SGA") for the three months ended March 31, 1998 increased approximately $31,800 compared to the three months ended March 31, 1997. While SGA related to the Company's recently discontinued consumer electronics and cellular phone activations businesses decreased, offsetting expenses were incurred due to the Company's refocusing of its efforts towards the build-out of its PCS licenses and provision of digital wireless services. Also included in the SGA for the three months ended March 31, 1998 are the following items: (a) Acceleration of unamortized deferred marketing cost in the amount of $330,000, which resulted from the completion of services under the Marketing Service Contract by and between the Company and Great Deals Inc., dated September 4, 1996. (b) A charge to bad debt expense in the amount of $368,000 as a result of the Company's re-evaluation of its outstanding accounts receivable balances.

LIQUIDITY AND CAPITAL RESOURCES

Since its formation through March 31, 1998, the Company has financed its operations and met its capital requirements primarily through the use of its cash flow from capital investments, including the issuance of convertible debentures and preferred stock.

The Company incurred net losses of $10,480,393 and $6,031,090 for fiscal year ended March 31, 1998 and year ended December 31, 1996, respectively. The Company attributes a portion of the increase in net loss of $4,449,303 to an increase in interest expense of approximately $3,700,000 for the year ended March 31, 1998 as compared to the year ended December 31, 1996. Of the $3,700,000 increase, $2,130,144 is attributable to non-cash interest expense associated with the issuance of the 8% convertible debentures and

$965,000 associated with the issuance of the Series C Preferred Stock and the related $500,000 of Notes Payable (see Notes 7, 11, and 5(F)), respectively). See the Results of Operations section for further discussion of interest expenses. Also included in the net loss for fiscal year ended March 31, 1998 are non-cash charges of approximately $1,222,000 relating to non-recurring charges to salary expense, accelerated amortization of deferred marketing costs and charge to bad debt expense, as discussed in further detail above in "Results of Operations."

The Company has a working capital deficiency of $752,259 for fiscal year ended March 31, 1998 as compared to a working capital deficiency of $3,582,906 at March 31, 1997.

Net cash used in operating activities for the year ended March 31, 1998 was $4,249,713 compared to $504,514 for the three months ended March 31, 1997 and $1,728,503 for the year ended December 31, 1996.

Net cash used in investing activities for the fiscal year ended March 31, 1998 was $139,689 compared to $349,175 for the three months ended March 31, 1997 and $746,413 for the year ended December 31, 1996.

Net cash provided by the financing activities for the year ended March 31, 1998 was $6,108,172 compared to $723,121 for the three months ended March 31, 1997 and $2,636,104 for the year ended December 31, 1996. During the fiscal third quarter the Company issued 45 shares of new Series C Convertible Preferred Stock and received $3,897,500 net of $602,500 in expenses. The Company also issued a total of $500,000 10% one year convertible notes. The proceeds of these offerings were used to repay past due indebtedness and a loan in the amount of $105,000 made by a director of the Company with the balance being added to working capital.

On December 31, 1996, the Company had working capital deficit of $3,956,977, as compared to working capital of $1,724,852 at December 31, 1995. This decrease in the Company's working capital was primarily due to the Company's redirection in its operations and business away from acting as a distributor of electronics products, and due to large expenditures associated with the development and marketing of the Company's paging and two-way radio systems.

The Company's financial statements for the year ended March 31, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has continued to incur net losses with a net loss of $10,480,393 for the year ended March 31, 1998. The Company has a working capital deficiency of $752,259 at March 31,1998 and its cash used by operations during fiscal year ended March 31, 1998 was $4,235,680. If cash flows from operations were assumed to be the same for the fiscal year 1999 as 1998, the Company would continue to have a working capital deficiency. Recognizing that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources, management has retained a public relations firm and certain other independent consultants to assist it in taking steps to minimize this cash shortfall and to assist it in identifying entities interested in its business. However, no assurances can be given that the efforts of the Company or that of its consultants will be successful in raising additional capital. Furthermore, there can be no assurance, assuming the Company raises additional funds, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, the Company may be required to seek bankruptcy protection from its creditors.


YEAR 2000 ISSUE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. The Company has reviewed its existing computer programs and it believes that it will not be adversely affected by the Year 2000 Issue. However, there can be no assurance that the Company's suppliers, creditors, customers and financial service organizations may not be adversely affected by the Year 2000 issue and as a result, there can be no assurance as to the impact of the Year 2000 issue on the Company.

Electronic Communications Corp; (iv) effects of and changes in current FCC rules and regulations; (v) difficulties or delays in realizing improved results from business consolidations and in realizing gains from the sale of certain assets held for sale; and (vi) insolvency of any potential joint venture partners.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES



ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

INDEX OF FINANCIAL INFORMATION

Report of Independent Accountants

Consolidated Balance Sheets as of March 31, 1998 and 1997

Consolidated Statements of Operations for the year ended March 31, 1998, the three months ended March 31, 1997 and the year ended December 31, 1996

Consolidated Statements of Cash Flows for the year ended March 31, 1998, the three months ended March 31, 1997 and the year ended December 31, 1996

Consolidated Statement of Changes in Stockholders' Equity for the year ended March 31, 1998, the three months ended March 31, 1997 and the year ended December 31, 1996

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITOR'S REPORT

To the board of Directors and Stockholders of Northeast Digital Network, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Northeast Digital Network, Inc. (formerly Electronics Communications Corp.) and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, and cash flows for the year ended March 31, 1998 and the three months ended March 31, 1997. These financial statements are the responsibility of the Company's statements based on our audits. The Company's consolidated financial statements for the year ended December 31, 1996 were audited by other auditors whose report, dated February 17, 1997, expressed an unqualified opinion on those statements and included an explanatory paragraph that described the uncertainty concerning the company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted accounting standards Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based in our audits for 1998 and 1997, the consolidated financial statements present fairly, in all material respects, the financial position of Northeast Digital Network, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended March 31, 1998 and the three months ended March 31, 1997 in conformity with generally accepted accounting principles.

The 1998 and 1997 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company's operating losses during the past several years and deficit in working capital at March 31, 1998 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/ WISS & COMPANY, LLP
                                                  ------------------------------
                                                  WISS & COMPANY, LLP


Livingston, New Jersey
July 3, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              ---------------------------------------------------

To the Stockholders
Northeast Digital; Networks, Inc
(formerly Electronics Communications Corp.)

We have audited the accompanying consolidated statements of operations and cash flows of Northeast Digital Networks, Inc. (formerly Electronics Communications
Corp). for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Northeast Digital Networks Inc. (formerly Electronic Communications Corp.) for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statement do not include any adjustments that might result from the outcome of this uncertainty.

STETZ, BELGIOVINE CPAs, P.C.
February 17, 1997
Montclair, NJ 07042

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                   MARCH 31,
                                                         ---------
                                                  1998              1997
                                                  ----              ----
CURRENT ASSETS:
Cash                                             $1,767,930         $48,620
Accounts Receivable
  (Net of $71,000 Allowance
   for Doubtful Accounts at
   March 31, 1998 and
   $504,000 at March 31, 1997)                       62,217         685,709
Inventories                                            --           256,698
Loan Receivable                                        --           114,560
Prepaid Expenses                                     21,071           6,158
                                               ------------    ------------
TOTAL CURRENT ASSETS                              1,851,218       1,111,745
                                               ------------    ------------
PROPERTY AND EQUIPMENT:
Property and Equipment                            1,686,122       2,794,870
Accumulated Depreciation                           (649,732)       (778,502)
                                               ------------    ------------
NET PROPERTY AND EQUIPMENT:                       1,036,390       2,016,368
                                               ------------    ------------
OTHER ASSETS:
PCS Licenses                                     22,300,351      20,423,459
Marketing Service Contract                             --         1,027,911
Deferred Registration Costs
  and Loan Origination Fees                          13,701         374,052
Paging System Costs                                 676,614         962,835
Deferred Private Placements Costs                      --           347,971
Debt Issue Cost                                   1,020,000            --
Security Deposits and Other Assets                  113,965         190,404
                                               ------------    ------------
TOTAL OTHER ASSETS                               24,124,631      23,326,632
                                               ------------    ------------
TOTAL ASSETS                                   $ 27,012,239    $ 26,454,745
                                               ============    ============


See Notes to Consolidated Financial Statements.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY                                          MARCH 31,
                                                                        1998            1997
                                                                        ----            ----
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                                $1,316,606      $2,996,649
Notes Payable - Other                                                   795,677         795,000
Current Portion of Long Term Debt                                       332,524         336,073
Current Portion of FCC Note Payable                                     158,670         566,929
                                                                    -----------     -----------
TOTAL CURRENT LIABILITIES                                             2,603,477       4,694,651
                                                                    -----------     -----------
LONG TERM LIABILITIES:
Notes Payable to Stockholders                                              --            92,215
Private Placement Advance                                                  --         1,628,254
Notes Payable to FCC                                                 18,760,307      16,523,016
Long Term Debt                                                        1,087,345         875,556
                                                                    -----------     -----------
TOTAL LONG TERM LIABILITIES                                          19,847,652      19,119,041
                                                                    -----------     -----------
MINORITY INTEREST                                                          --           424,542
                                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $.01 per share, 8,000,000
   authorized, 4,000,000 Series B Non-Voting
   Convertible Shares issued and outstanding at
   March 31, 1997                                                          --            40,000
Preferred Stock, no par value, 45 authorized
   Series C Non-voting Convertible 45 Shares issued and
   outstanding at March 31, 1998 and -0- at March 31, 1997                 --              --
Common Stock, par value $.60 per share, 40,000,000
    authorized, 5,531,705 issued and outstanding
    at March 31, 1998 and 1,019,187 at March 31, 1997                 3,375,845         609,460
Additional Paid-In Capital                                           24,443,726      18,295,820
Accumulated Deficit                                                 (21,203,461)    (10,723,068)
Discount on Common Stock available to
   Series C Preferred Shareholders                                   (2,055,000)           --
Subscription Receivable                                                    --        (6,000,000)
Notes Receivable arising from
   Common Stock Purchase Warrants Sold                                     --            (5,701)
                                                                    -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                            4,561,110       2,216,511
                                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $27,012,239     $26,454,745
                                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                        Three
                                                                  Year Ended        Months Ended          Year Ended
                                                                March 31, 1998     March 31, 1997      December 31, 1996
                                                                --------------     --------------      -----------------
REVENUES:
Paging & Two Way Radio                                             2,143,357          $561,441              $984,851
Commissions                                                          192,051           227,732             3,394,444
Electronics                                                              430            76,115             2,978,142
                                                                ------------       -----------           -----------
TOTAL SALES                                                        2,335,838           865,288             7,357,437
                                                                ------------       -----------           -----------
COST OF SALES:
Paging & Two Way Radio                                             2,053,890           361,296               445,808
Commissions                                                          275,562           282,217             2,851,363
Electronics                                                          389,275            74,593             2,895,598
                                                                ------------       -----------           -----------
TOTAL COST OF SALES                                                2,718,727           718,106             6,192,769
                                                                ------------       -----------           -----------
GROSS PROFIT (LOSS)                                                 (382,889)          147,182             1,164,668
                                                                ------------       -----------           -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling                                                            1,428,703           303,323             2,092,053
General and Administrative                                         5,012,913         1,530,309             4,896,340
                                                                ------------       -----------           -----------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 6,441,616         1,833,632             6,988,393
                                                                ------------       -----------           -----------
INCOME (LOSS) FROM OPERATIONS                                     (6,824,505)       (1,686,450)           (5,823,725)
                                                                ------------       -----------           -----------
OTHER (INCOME) EXPENSE:
Interest Expense                                                   3,911,291            59,292               206,060
Interest Income                                                      (20,199)           (2,964)              (17,200)
Loss on Disposal of Fixed Assets                                     329,911              --                    --
Loss on Termination of Leases                                         60,449              --                    --
                                                                ------------       -----------           -----------
TOTAL OTHER (INCOME) EXPENSE                                       4,281,452            56,328               188,860
                                                                ------------       -----------           -----------
LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY INCOME (LOSS)    (11,105,957)       (1,742,778)           (6,012,585)
                                                                ------------       -----------           -----------
Minority Interest in Gain (Loss) of Consolidated Subsidiaries         68,777            (1,661)               55,264
                                                                ------------       -----------           -----------
NET LOSS BEFORE EXTRAORDINARY INCOME                             (11,037,180)       (1,744,439)           (5,957,321)
Extraordinary Income (Loss)                                          556,787              --                 (73,769)
                                                                ------------       -----------           -----------
Net Loss                                                        $(10,480,393)      $(1,744,439)          $(6,031,090)
                                                                ------------       -----------           -----------
Loss per Common Share                                                 $(4.33)           $(0.14)               $(1.13)
                                                                      ------            ------                ------

See Notes to Consolidated Financial Statements.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Year Ended        Three Months Ended         Year Ended
                                                               March 31, 1998        March 31, 1997        December 31, 1996
                                                               --------------        --------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                        $(10,480,393)          $(1,744,439)           $(6,031,090)
Adjustments to Reconcile Net Loss to
Net Cash Used By Operations:
Issue of Common Stock for Marketing Agreement                           --                    --                  187,500
Issuance of Common Stock for Services                                578,971                  --                     --
Legal Fees Financed with Stockholder N/P                             188,000                  --                     --
Disposal of Pagers to Customers                                      292,500                  --                     --
Debt Forgiveness Income                                             (556,787)                 --                     --
Loss on Disposal of Fixed Assets                                     324,687               (45,381)                  --
Loss on Termination of Leases                                         60,449                  --                     --
Depreciation and Amortization                                        305,464               149,609              2,447,967
Provision for Bad Debts                                              349,733                  --                  493,923
Non-cash Amortization                                                383,419               518,411                   --
Non-cash Finance Charges                                           3,781,280                  --                     --
Marketing Service Contracts                                        1,027,911               177,226                   --
Minority Interest in Loss (Income)                                   (68,777)                9,068                (55,264)
Changes in:
Accounts Receivable                                                  388,319                (8,912)               759,366
Inventories                                                          256,698               (68,745)               217,613
Prepayments                                                          (14,913)                6,004                 55,024
Accounts Payable and Accrued Expenses                             (1,123,256)              466,052                183,584
Accrued Interest                                                        --                    --                   14,000
Security Deposits and Other                                           56,982                36,593                 (1,126)
                                                                ------------           -----------            -----------
TOTAL ADJUSTMENTS                                                  6,230,680             1,239,925              4,302,587
                                                                ============           ===========            ===========
NET CASH USED IN OPERATING ACTIVITIES                             (4,249,713)             (504,514)            (1,728,503)
                                                                ============           ===========            ===========




See Notes to Consolidated Financial Statements.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Year Ended        Three Months Ended           Year Ended
                                                                  March 31, 1998        March 31, 1997         December 31, 1996
                                                                  --------------        --------------         -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Unrestriction of Cash                                             $      --              $      --                 $1,100,000
Paging System Costs                                                    16,250                17,187                   725,580
PCS License                                                           (47,860)              (366,362)              (1,645,220)
Additions to Property and Equipment                                  (108,079)                  --                   (726,140)
Payment for purchase of Threshold Communications, Inc.
   net of cash acquired                                                  --                     --                   (158,511)
Deferred License Costs                                                   --                     --                    (42,122)
                                                                  -----------            -----------              -----------
NET CASH USED IN INVESTING ACTIVITIES                                (139,689)              (349,175)                (746,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Receivable Arising From Common
  Stock Purchase Warrants                                                --                     --                     53,300
Loan Receivable                                                          --                     --                     (8,000)
Deferred Private Placement Costs                                         --                 (110,728)                 (11,456)
Payment for Deferred Registration Costs                                  --                     --                    (84,176)
Net Proceeds (Payments) of Shareholder Loans                          310,396                (89,462)                 (70,330)
Proceeds of Other Loans                                                  --                     --                    703,538
Private Placement Advance                                                --                1,128,254                  500,000
Payments of Bank Loans                                                (95,000)                  --                 (1,130,000)
Proceeds from Debentures                                            2,244,339                   --                  2,234,376
Proceeds from sale of 10% one year convertible notes                  518,110                   --                       --
Principal payments of Capital Lease Obligations                      (244,997)               (63,262)                    --
Proceeds from Sale of Common Stock                                    279,839                   --                    570,976
Proceeds from Sale of Series C Preferred Stock                      3,897,500                   --                       --
Payments of Long Term Debt                                           (801,475)              (141,681)                (122,124)
                                                                  -----------            -----------              -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           6,108,712                723,121                2,636,104
                                                                  -----------            -----------              -----------
NET INCREASE (DECREASE) IN CASH                                     1,719,310               (130,568)                 161,188
                                                                  -----------            -----------              -----------
CASH, BEGINNING OF PERIOD                                              48,620                179,188                   18,000
                                                                  -----------            -----------              -----------
CASH, END OF PERIOD                                                $1,767,930                $48,620                 $179,188
                                                                   ==========                =======                 ========





See Notes to Consolidated Financial Statements.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Three Months
                                                                    Year Ended           Ended           Year Ended
                                                                  March 31, 1998    March 31, 1997    December 31, 1996
                                                                  --------------    --------------    -----------------
SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
CASH PAID DURING THE PERIOD FOR:
    Interest                                                         $130,311          $59,292             $206,060
    Taxes                                                                --               --                   --
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
Property Acquired Under Capital Lease                                    --               --                970,315
Common Stock Issued for Payment of Loan Payable                       407,000             --                271,500
Exchange of Common Stock for Convertible Debt                       1,908,093             --              2,234,676
Recission of Preferred Stock                                        6,000,000             --                   --
Exchange of Convertible Debt for Common Stock                       4,400,000             --                   --
Retirement of Warrants and Notes Receivable                             5,701             --                   --
EITF D-60 Convertible Debt Valuation (Note 6(F))                      506,000             --                   --
SFAS No. 123 Deferred Expense for
   Warrants Issued (Note 6(F))                                           --               --
                                                                    1,111,000             --                   --
Discount on Common Stock available to
   Series C Preferred Shareholders
    Under EITF D-60                                                 2,423,000             --                   --
Reclassification of Unamortized Debt Issue
    Cost Associated with 8% Converted
    Debentures upon Conversion to Common Stock                        312,000             --                   --
Adjustment of TCI Acquisition                                         278,000             --                   --
Fair Value of Debt Assumed in
    Connection with Acquisition
    Of PCS Licenses                                                      --               --             16,176,673
Fair Value of Assets Acquired                                            --               --              1,114,000
Less: Cash Acquired                                                      --               --                 16,489
Conversion of Loans Receivable
    to Equity in Subsidiary                                              --               --                550,000
Issuance of Common Stock                                                 --               --                389,000

Private Placement Proceeds
Advance Reclassification
for Common Stock Sale                                               1,628,000             --                   --

Non Cash interest capitalized
on FCC Note                                                         1,829,000          248,000                 --



See Notes to Consolidated Financial Statements.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                                   Additional
                                           Preferred Stock                 Common Stock             Paid-in        Accumulated
                                        Shares         Amount          Shares       Amount          Capital          Deficit
                                        ------         ------          ------       ------          -------          -------
Balance as of December 31, 1995           --             --          253,731        $150,186      $5,320,629      ($2,947,539)
Payment of Loan for
   Purchase B Warrants                    --             --             --              --              --               --
Sale of Common Stock                      --             --            5,786           3,472         152,812             --
Issuance of Common Stock for
   Settlement of
   Potential Litigation                   --             --            2,893           1,736          72,033             --
Warrants Issued in Connection
   with Loan Agreements                   --             --             --              --           500,000             --
Sale of Common Stock                      --             --           41,667          25,000         506,250             --
Shares Issued in
   Connection with
   Marketing Agreement                    --             --            8,333           5,000         182,500             --
Shares Issued in Connection
   with Consulting Agreement              --             --          191,667         115,000       1,322,500             --
Shares Issued in Connection
   with Acquisition                       --             --           16,208           9,725         379,275             --
Conversion of Debentures                  --             --          475,569         285,341       2,924,220             --
Sale of Preferred Stock              4,000,000         40,000           --              --         5,960,000             --
Shares Issued in Connection
   with Debt Agreements                   --             --           23,333         14,000          975,601             --
Net Loss                                                          (6,031,090)                                      (6,031,090)
                                     ---------      ---------      ---------        --------     -----------     ------------
Balance as of December 31, 1996      4,000,000        $40,000      1,019,187        $609,460     $18,295,820      ($8,978,629)
Net loss                                  --             --             --               --            --          (1,744,439)
                                     ---------        -------      ---------        --------     -----------      -----------
Balance as of March 31, 1997         4,000,000        $40,000      1,019,187        $609,460     $18,295,820     ($10,723,068)
                                  ============   ============   ============    ============    ============     ============





                                                  Notes            Discount on
                                                Receivable           Common
                                               Arising From           Stock
                                               Common Stock        Available To
                                                 Purchase            Preferred           Subscription
                                                 Warrant           Shareholders           Receivable            Total
                                              ------------        --------------        --------------          -----

Balance as of December 31, 1995                 $(59,001)                --                   --             $2,464,275
Payment of Loan for
   Purchase B Warrants                            53,300                 --                   --                 53,300
Sale of Common Stock                                --                   --                   --                156,284
Issuance of Common Stock for
   Settlement of
   Potential Litigation                             --                   --                   --                 73,769
Warrants Issued in Connection
   with Loan Agreements                             --                   --                   --                500,000
Sale of Common Stock                                --                   --                   --                531,250
Shares Issued in
   Connection with
   Marketing Agreement                              --                   --                   --                187,500
Shares Issued in Connection
   with Consulting Agreement                        --                   --                   --              1,437,500
Shares Issued in Connection
   with Acquisition                                 --                   --                   --                389,000
Conversion of Debentures                            --                   --                   --              3,209,561
Sale of Preferred Stock                             --                   --             (6,000,000)                 --
Shares Issued in Connection
   with Debt Agreements
Net Loss                                            --                   --                   --             (9,896,055)
                                             -----------          -----------          -----------          -----------
Balance as of December 31, 1996                  $(5,701)                --            $(6,000,000)          $3,960,950
Net loss                                            --                   --                   --             (1,744,439)
                                             -----------          -----------          -----------          -----------
Balance as of March 31, 1997                     $(5,701)         $      --            $(6,000,000)          $2,216,511
                                             ===========          ===========          ===========          ===========

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (CONTINUED)




                                                                                                         Additional
                                              Preferred Stock                 Common Stock                 Paid-in
                                           Shares           Amount        Shares           Amount          Capital
                                           ------           ------        ------           ------          -------
Balance As Of March 31, 1997
  (from previous page)                    4,000,000        $ 40,000       1,019,187       $ 609,460      $ 18,295,820
                                          =========        ========       =========       =========      ============
Sale of Common Stock
   in connection with
Private
   Placement net of $562,239
   of expenses                                 --              --           205,861        $123,516        $1,784,577
Issuance of common stock
   for consulting  services                    --              --            50,000          30,000           101,500
Exchange of Common Stock
   and Warrants into 8%
   Cumulative Convertible Debentures           --              --          (205,861)       (123,516)       (1,784,577)
Valuation of Discount
   of Common Stock Available
   to Holders of 8% Cumulative
   Convertible Debentures                      --              --              --              --           2,130,143
Valuation of Discount of
   Common Stock to Holders of
   10% One Year Promissory Notes               --              --              --              --           1,617,000
Rescission of Series B
   preferred stock                       (4,000,000)        (40,000)           --              --          (5,960,000)
Conversion of 8% cumulative
   convertible debentures into
   common stock                                --              --         3,939,442       2,422,539         1,977,795
Reclassification of
   Unamortized Debt Issue
Cost
   Associated with 8%
   Converted Debentures upon
   conversion to common stock                  --              --              --              --            (312,000)
Issuance of Common Stock
   in exchange for loans,
   subsidiary stock, Series B
   Preferred stock and
   employment agreements                       --              --           523,076         313,846           556,236
Sale of Series C preferred
   stock net of $602,500
   of expenses                                   45            --              --              --           3,897,500
Valuation of discount on
   Common Stock available
   to holders of Series C
   Preferred Stock                             --              --              --              --           2,423,000
Adjustment of TCI
   Acquisition                                                                                               (277,567)
Retirement of Note
   Receivable and Warrants                                                                                     (5,701)
Net loss                                       --              --              --              --                --
                                       ------------    ------------    ------------    ------------      ------------

Balance as of March 31, 1998                   --              --         5,531,705      $3,375,845       $24,443,726
                                       ============    ============    ============    ============      ============



  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (CONTINUED)




                                                              Notes              Discount on
                                                            Receivable             Common
                                                           Arising From            Stock
                                                           Common Stock         Available To
                                       Accumulated           Purchase             Preferred           Subscription
                                         Deficit              Warrant            Shareholders           Receivable         Total
                                      ------------         ------------         --------------        --------------       -----
Balance As Of March 31, 1997
  (from previous page)                   ($10,723,068)        $(5,701)            $      --             $(6,000,000)    $ 2,216,511
                                        =============        ========             =========             ===========     ===========

Sale of Common Stock
   in connection with
Private
   Placement net of $562,239
   of expenses                                  --               --                      --                  --         $1,908,093
Issuance of common stock
   for consulting  services                     --                                       --                  --            131,500
Exchange of Common Stock
   and Warrants into 8%
   Cumulative Convertible Debentures            --               --                      --                  --         (1,908,093)
Valuation of Discount
   of Common Stock Available
   to Holders of 8% Cumulative
   Convertible Debentures                       --               --                      --                  --          2,130,143
Valuation of Discount of
   Common Stock to Holders of
   10% One Year Promissory Notes                --                                       --                  --          1,617,000
Rescission of Series B
   preferred stock                              --               --                      --             6,000,000              --
Conversion of 8% cumulative
   convertible debentures into
   common stock                                 --               --                      --                  --          4,400,334
Reclassification of
   Unamortized Debt Issue
Cost
   Associated with 8%
   Converted Debentures upon
   conversion to common stock                   --               --                      --                  --           (312,000)
Issuance of Common Stock
   in exchange for loans,
   subsidiary stock, Series B
   Preferred stock and
   employment agreements                        --               --                      --                  --            870,082
Sale of Series C preferred
   stock net of $602,500
   of expenses                                  --               --                      --                  --          3,897,500
Valuation of discount on
   Common Stock available
   to holders of Series C
   Preferred Stock                              --               --                 (2,055,000)              --            368,000
Adjustment of TCI
   Acquisition                                                   --                      --                  --           (277,567)
Retirement of Note
   Receivable and Warrants                      --            5,701                      --                  --
Net loss                                 (10,480,393)            --                      --                  --        (10,480,393)
                                        ------------     -----------             ------------        ------------       ------------
Balance as of March 31, 1998            $(21,203,461)    $       --                $(2,055,000)       $       --        $4,561,110
                                        ============     ===========             =============       ============       ============

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Business Activity and Basis of Presentation

In June of 1998, Northeast Digital Networks, Inc. (the "Company") changed its name from Electronics Communications Corp. During 1994, Electronics Communications Corp. changed its name from Genetic Breeding, Inc. to Internow Affiliates, Inc. and then to Electronics Communications Corp. Effective on January 1, 1994, the Company acquired Free Trade Distributors, Inc. (which engaged in the wholesale distribution of cellular telephones and related accessories and electronic products) and Trade Zone Distributors, Inc. (which engaged in the activation of cellular radio subscribers for commissions), both serving the New York Metropolitan Area. The Company no longer distributes cellular telephones and related accessories and electronic products nor does it engage in the activation of cellular telephones for commissions.

In 1995, the Company formed Electrocomm Wireless, Inc., a Delaware corporation, as a subsidiary, to become a radio paging and two-way radio carrier in the New York Metropolitan Area and the State of New Jersey. The Company is presently inactive. In July 1995, the Company formed Personal Communications Network, Inc. ("PCN"), a Delaware corporation, to participate in the Federal Communications Commission ("FCC") auction for licenses to engage in personal communications services ("PCS"). On May 8, 1996 the Company obtained six PCS licenses for $26,452,200 entitling it to operate wireless PCS telephone systems covering nearly 1.5 million people in five states. On June 8, 1998, the Company elected a debt relief option (the "Disaggregation Option") offered by the FCC. The election of the Disaggregation Option for all six licenses permitted the return of 15 MHz of the 30 MHz originally awarded the Company in exchange for a reduction of the debt incurred for such licenses (see Note 3). In February 1997, four (4) officers and directors and the wife of a director of the Company acquired a 24% interest in "PCN". See Note 19 as to the Company's acquisition of this 24% interest in PCN. As a result, PCN is now 100% owned by the Company.

On March 22, 1996, Threshold Communications, Inc. ("TCI") acquired substantially all of the assets and assumed certain liabilities of General Communications and Electronics, Inc. ("GCE"). GCE is in the business of reselling paging air time to corporate clients. TCI also acquired as part of this transaction 56 2/3% of the outstanding stock of General Towers of America, Inc. (which engages in the business of providing two way radio services in the New York Metropolitan Area). TCI and its subsidiary General Towers of America, Inc. ("GTA") are treated as subsidiaries of the Company. During the last quarter of fiscal 1998, GTA ceased all operations.

On June 28, 1996, the Company acquired 51% of Threshold Communications, Inc. On January 2, 1998, the Company purchased the remaining 49% of TCI for a $90,000 cash payment.

On July 31, 1997 the Company's board of directors effected a 1 for 12 reverse stock split of its $.05 par value common stock. The new common stock has a $.60 per share par value. On May 28, 1998, the Company's stockholders ratified the reverse stock split at a special meeting of stockholders. All references to number of common shares for all periods presented reflects the ratification and have been retroactively restated for the reverse stock split.

On August 11, 1997 the Company changed its fiscal year end from December 31 to March 31, therefore, the accompanying financial statements include transitional financial statements for the three months ended March 31, 1997. Accordingly, unaudited financial data for the three months ended March 31, 1996 follow:


         Sales                        $2,263,526
                                     ===========
         Gross Profit                   $546,275
                                     ===========
         Net Loss                      $(108,130)
                                     ===========
         Net Loss Per Share               $(0.04)
                                     ===========

(B) Principles of Consolidation

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Free Trade Distributors, Inc., Trade Zone Distributors, Inc., Personal Communications Network, Inc., Threshold Communications, Inc. and majority owned General Towers of America, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

(C) Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using straight line and accelerated methods over the estimated useful lives of the respective assets (5 to 7 years).

(D) Inventories

Inventories are valued at the lower of cost or market, cost is determined using the first in, first out method.

(E) Revenue Recognition

It is the Company's policy to categorize revenue into either (i) sales of its radio paging and two way radio services, (ii) commissions for fees earned on sales of cellular radio service contracts, and (iii) sales of electronic goods. Sales of electronic goods are recognized when they are shipped.

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

Revenues from paging and two-way radio services are recognized in the beginning of the month for which they are invoiced.

(F) Concentration of Credit Risk

The Company maintains its major cash accounts in banks in the New York and New Jersey Area. The total cash deposits are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. Uninsured balances at March 31, 1998 totaled approximately $1,778,000.

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

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(H) Fair Value of Financial Instruments

At March 31, 1998 and March 31, 1997, the fair values of cash, accounts receivable, non-convertible short term debt and current portion of long-term debt and accounts payable, approximated their carrying values because of the short-term nature of these instruments. The fair value and carrying amount of the Company's long term notes payable to the FCC with an actual interest rate of 7% and the corresponding PCS Licenses were adjusted to reflect an imputed interest rate of 14% which more closely corresponds to the Company's borrowing rate.

(I) Earnings Per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share" which was issued in February 1997 and is effective for periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share. The Company uses the weighted-average number of common shares outstanding during each period to compute basic earnings per common share. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

(J) Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

(K) Reclassifications

Certain amounts from previous periods have been reclassified to conform to the 1998 presentation.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

Effective with the first quarter of fiscal 1999, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income" which was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Since this standards applies only to the presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position or cash flows.

Beginning with the 1999 annual report, the Company will also adopt SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which was issued in July 1997 and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. This standard defines operating segments as components of an enterprise for which separate financial information is available and evaluated regularly as a means for assessing segment performance and allocating resources to segments. A measure of profit or loss, total assets and other related information are required to be disclosed for each operating segment. In addition, this standard requires the annual disclosure of: information concerning revenues derived from the enterprise's products or services; countries in which it earns revenue or holds assets, and major customers.

NOTE 3 - PCS LICENSES

(A) The PCS licenses were awarded in a Federal Communications Commission ("FCC") "C" Block Auction. The markets awarded the Company include Elmira-Corning, New York; Bangor/Lewiston-Auburn/Waterville- Augusta, Maine; and
Burlington/Rutland-Bennington, Vermont. The Vermont markets encompass virtually the entire state.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Maine markets cover a majority of the population and most of the state geographically. The licenses expire and are subject to renewal after ten (10) years.

NOTE 3 - PCS LICENSES - (CONTINUED)

The Company's total winning bids amounted to $26,452,200, after the 25% discount provided to small businesses, for which the Company qualified under the terms of the auction. The Company deposited cash of $2,645,220. The remaining balance is payable over the next 10 years with 7% interest only during the first six years. On March 31, 1997, the FCC imposed a moratorium on the payment of interest until March 31, 1998. On March 24, 1998, the FCC released an Amendment of the Commission's Rules Regarding Installment Payment Financing for Personal Communications Services (PCS) Licensees, WT Docket 97-82, Order on Reconsideration of the Second Report and Order whereby the moratorium on the payment of interest was extended to July 31, 1998. Included in the license costs are certain legal fees incurred in obtaining the license. Capitalized PCS interest in the amount of $2,233,418 is included in PCS Licenses at March 31, 1998 and $566,929 at March 31, 1997 and represents interest capitalized in conjunction with these licenses. The Company has not begun PCS service and will require substantial additional financing to pay the balance of the purchase price for the PCS licenses and to construct the system prior to initiating PCS service. No assurance can be given that such financing will become available. Assuming inception of PCS services, the Company will amortize the licenses and related costs over a forty-year period.

See Note 20(B) regarding the Company's election of the Disaggregation Option.

NOTE 4 - CONSULTING SERVICE CONTRACT

(A) In July 1997, the Company entered into a Consulting Agreement with an unaffiliated financial advisory firm. Pursuant to the terms of this agreement, the firm was hired as a financial advisory consultant to provide promotional and specialty and management consulting services to the Company. In consideration of the services to be performed by the firm, the Company issued 50,000 shares to the firm pursuant to a Registration Statement filed with the SEC on Form S-8. As of March 31, 1998, the financial advisory firm had completed all of its obligations under the agreement. As a result, the balance of $65,750 was expensed during the quarter.

(B) On September 4, 1996, the Company entered into a Client Service Agreement with a public relations firm. Pursuant to the terms of the agreement, the firm was hired as a financial public relations consultant to promote the Company's business to the financial community. The term of the agreement was for two years. In consideration of the services to be performed by the firm, the Company issued 2,300,000 registered shares of the Company's common stock and recorded a prepaid asset of $1,437,500. The above transaction resulted in non cash expense of $1,027,911 for the year ended March 31, 1998, $177,226 for the three months ended March 31, 1997 and $232,363 for the year ended December 3, 1996. During the last quarter of fiscal 1998, the Company expensed the remaining prepaid balance of $496,233 as the public relations firm had completed all of its obligations under the agreement.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:
                                                         March 31,
                                                    1998           1997
                                                -----------    -----------
Paging equipment                                 $1,619,250     $2,069,250
Computer and other equipment                         47,917        646,331
Leasehold improvements,
   furniture and fixtures                            18,955         79,289
                                                  ---------      ---------
                                                  1,686,122      2,794,870
Less:  Accumulated depreciation
   and amortization                                (649,732)      (778,502)
                                                  ---------      ---------
                                                 $1,036,390     $2,016,368
                                                ===========     ==========

NOTE 6 - NOTES PAYABLE

(A)   NOTES PAYABLE - FCC

Notes Payable - FCC consist of six 7% 10 year notes aggregating $23,806,980 ($16,685,559 when discounted using the imputed interest rate of 14% - see Note 1(H)). Accrued interest as of March 31, 1998 amounted to $2,233,418 for a total obligation of $18,918,977 of which $158,670 is current. Accrued interest as of March 31, 1997 amounted to $566,929 for a total obligation of $17,089,945 of which $566,929 is current. The notes are payable in quarterly installments of interest only for the first six years and principal plus interest thereafter. The notes are secured by the PCS licenses. The interest payment due December 31, 1996 was partially paid on March 31, 1997. The Company has not made a quarterly interest payment since March 31, 1997. This non-payment is due to an FCC moratorium on quarterly interest payments. See Note 20(B) for further discussion of debt reduction resulting from the Company's election of the Disaggregation Option.

(B) NOTES PAYABLE - OTHER

(1) On April 18, 1995, the Company entered into a financing agreement with a bank in the amount of $100,000. This loan was personally guaranteed by the Company's former President, cross corporate guaranteed by the Company's Free Trade Distributors, Inc. subsidiary and secured by the Company's inventory. Interest is payable monthly at the rate of 1.5% per annum in excess of the bank's fluctuating prime lending rate. As of March 31, 1997, the balance of this loan was $95,000. The balance of the loan was paid in full on December 30, 1997.

(2) In connection with the Company's acquisition of the 51% interest in TCI, the Company was contingently liable to pay the difference between the market value at the date of acquisition of the Company's common stock used as consideration for a portion of the acquisition price and the average market price of the Company's stock during the period in which a restriction on the resale of the stock expired. This resulted in the recognition of an obligation for $277,567 as of March 31, 1998.

(3) On September 20, 1996, the Company borrowed $500,000 for working capital purposes from an unaffiliated private lender. In consideration for the loan, the Company issued 16,667 shares of common stock and "Class A" warrants exercisable to purchase 33,334 shares of common stock at $27 per share (subsequently reduced to $2.25 per share) to the lender. The loan bore interest at the rate of 10% per annum and was due and payable on June 20, 1997. The Company obtained an extension of the due date and in July, 1997, paid $125,000 of this indebtedness. The $375,000 balance together with accrued interest of

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE - (CONTINUED)

$33,334 was exchanged by the lender for units in the Company's above described April, 1997 Private Placement. These units were subsequently exchanged by the lender for $408,334 in principal amount of the Company's 8% Cumulative Convertible Debentures in connection with the Company's August, 1997 Private Placement.

(4) On October 21, 1996 the Company borrowed $200,000 for working capital purposes from an unaffiliated private lender. In consideration for the loan, the Company issued 6,667 shares of common stock and "Class A" warrants exercisable to purchase 13,334 shares of common stock at $27 per share (subsequently reduced to $2.25 per share) to the lender. The loan bore interest at the rate of 10% per annum and was due and payable in November, 1997. The loan was secured by a lien on the Company's receivables and equipment and was repaid in full in June, 1997.

(5) During the 1998 fiscal third quarter, the Company borrowed $300,000 from one lender and $200,000 from a lender affiliated with the Placement Agent of the Company's August 1997 Regulation S Private Placement Offering of debentures (See
Note 7) and of its December 1997 Regulation S Private Placement Offering of shares of its 1997 Series C Preferred Stock (see Note 11). The Company agreed to issue its 10% promissory notes to the lenders in the principal amounts of the loans. The notes are payable one year after the loans together with interest at a 10% annual rate payable semi-annually in cash, or at the Company's option, in shares of Common Stock. Accrued interest on these notes was $18,110 as of March 31, 1998. The note principal is convertible at the holder's option into shares of Common Stock at a conversion price equal to the lesser of $1.125 per share or a Conversion Formula similar to the Conversion Formula of the Series C Preferred Stock. In accordance with EITF Bulletin D-60, the Company has recorded a debt issue cost and a corresponding increase to additional paid in capital of $506,000, representing the difference between the fair market value of the Company's common stock on the date of the loan and the conversion price. The cost is being amortized over the life of the loan. In addition, the Company has agreed to issue five-year warrants to the lenders exercisable to purchase 100,000 shares of Common Stock for each $100,000 loan (i.e., an aggregate 500,000 shares of Common Stock) at an exercise price per share equal to 120% of the closing bid price for such Common Stock on the trading day immediately preceding the day of a particular loan. In accordance with SFAS No 123, the Company has recorded a debt issue cost and a corresponding increase to additional paid in capital of $1,111,000, representing the fair value of the warrants on the date of grant. The fair value of the warrants were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: the risk free interest rate of 14%, dividend yield of 0.0%, volatility factors of the expected market price of the Corporation's common stock of 203.1% and a weighted-average expected life of the warrants of 5 years. This cost is being amortized over the life of the loan.

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

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PRIVATE PLACEMENT OF SECURITIES AND 8%
         CUMULATIVE CONVERTIBLE  DEBENTURES

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

At the same time but separate from the Regulation S Private Placement Offering, $2,470,334 principal amount of the Debentures were offered to those persons who subscribed to and participated in the Company's April 1997 Private Placement of the units. Those investors were offered the opportunity to exchange all, but not less than all, of their units for Debentures, on a dollar for dollar basis. As a result, effective August 7, 1997, the holders of the April 1997 Private Placement units exchanged their units for an aggregate $2,470,334 principal amount of the 8% Convertible Debentures. The Debentures in this

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PRIVATE PLACEMENT OF SECURITIES AND 8%
  CUMULATIVE CONVERTIBLE  DEBENTURES - (CONTINUED)

separate offering are convertible at the option of the holder commencing 180 days after issuance. As a result of the EITF Bulletin D-60, the Company has reduced the carrying value of the Debentures and recorded an increase in Paid In Capital and a corresponding finance charge of $1,058,715 on the sale of these convertible debenture.

As of March 31, 1998, $3,747,834 of the Debentures had been converted into 3,939,442 shares of the Company's common stock.

NOTE 8 - LONG-TERM DEBT

A summary of long-term debt follows:
                                         INTEREST           MARCH 31,
DESCRIPTION                                RATE         1998           1997
-----------                                ----         ----           ----

Convertible Debentures (Note 7)             8%           593,332           --
Installment notes payable
  monthly through August 1999 (a)           12%          151,300      243,695
Capital leases (b)                        Various        675,237      967,934
                                                    ------------   ----------
                                                       1,419,869    1,211,629
Less:  Current maturities                                332,524      336,073
                                                    ------------   ----------
                                                      $1,087,345    $ 875,556
                                                      ==========    =========

(a) In connection with TCI'S acquisition of GCE, the Company assumed a $350,000 non-interest bearing note. The outstanding principal amount of this non-interest bearing note was $165,278 and $281,944 at March 31, 1998 and March 31, 1997, respectively, less unamortized discount (discount is based on interest of 12%) for a net balance of $151,300 and $243,695, respectively.

(b) The obligations under capital leases are collateralized by paging equipment with a book value of $643,503 as of March 31, 1998. The interest rates on the capitalized leases range from 10% to 25% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

Long-term debt at March 31, 1998 matures as follows:

         YEAR ENDING MARCH 31:
         ---------------------
                  1999              $  332,524
                  2000                 870,346
                  2001                 178,963
                  2002                  38,036
                                    ----------
                                    $1,419,869
                                    ==========

NOTE 9 - NOTES PAYABLE - STOCKHOLDERS

Notes Payable - Stockholders are unsecured and payable on demand with interest at rates from 7.5% to 10.65% per annum. See Note 19 as to the subsequent satisfaction of these loans as of March 31, 1998 through the grant of options to purchase common stock.

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF LOSS PER SHARE

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Before Extraordinary Income                           (4.56)       (0.14)       (1.12)
                                                    -------       -------      ------
Extraordinary Income                                    .23            --        (.01)
                                                        ===           ===        ====

Loss per Common Share                                $(4.33)       $(0.14)     $(1.13)
                                                     ------        ------       -----

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          2,422,633    12,189,174  5,337,876
                                                   =========    ==========  =========

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CONVERTIBLE PREFERRED STOCK

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

On December 24, 1997, the new Board of Directors of the Company authorized the issuance of a minimum of 20 shares and a maximum of 45 shares of Series C Preferred Stock ("Preferred Stock") at the aggregate subscription price of $100,000 per share pursuant to an offer and sale of such Preferred Stock in a Regulation S Private Placement Offering. Holders of the Preferred Stock are entitled to receive a 10% cumulative annual dividend payable semi-annually in cash, or at the Company's option, in shares of the Company's common stock $.60 par value. The Preferred Stock is non-voting and is convertible in whole or in part at any time commencing fifty (50) days after issuance at the election of the holder, into shares of common stock at an initial conversion price equal to a 25% discount from the average closing bid price for the common stock in the over-the-counter market for the five trading days immediately preceding the conversion, said discount thereafter increasing at the rate of 2% per calendar month commencing March 1, 1998 up to a maximum discount of 35% ("the Conversion Formula"). The Company has no ability to force conversion but 24 months after issuance of the initial Preferred Stock, any outstanding Preferred Stock will automatically convert into shares of Common Stock based on the Conversion Formula then in effect. The Company paid a placement fee equal to 13% of the gross proceeds to the Placement Agent. As of December 31, 1997, the Company issued 30 shares of Preferred Stock and received $2,595,000, net of $405,000 in expenses. In accordance with EITF bulletin D-60, the Company has recorded an adjustment for the discount on Common Stock available to Preferred shareholders and a corresponding increase to additional paid in capital of $1,615,000, representing the value of the 35% conversion discount offered on the Preferred Stock. This cost is being amortized over the period in which the maximum discount will be realized, commencing with the date of the issuance.

On January 20, 1998, the Company completed its December 1997 Regulation S Private Offering through the sale of an additional 15 shares of its 1997 Series C Convertible Preferred Stock and received $1,302,500 net of $197,500 in expenses. In accordance with EITF bulletin D-60, the Company has recorded an adjustment for the discount on Common Stock available to Preferred shareholders and a corresponding increase to additional paid in capital of $808,000, representing the value of the 35% conversion discount offered on the Preferred Stock. This cost is being amortized over the period in which the maximum discount will be realized, commencing with the date of the issuance.

As of March 31, 1998, there were dividends in arrears of $112,500 on the 45 shares outstanding of the Series C Convertible Preferred Stock.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

The Company adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 1997, the Company had federal net operating loss carryforwards of approximately $11,000,000, which will expire beginning in fiscal 2010. These losses are limited by the provisions of Section 382 of the Internal Revenue Code due to a considered more than 50% change in ownership with the issuance of the Convertible Subordinated Debentures in August 1997. Following such a change, the utilization of tax loss carryforwards is limited to the value of the Company on the date of such change, multiplied by the Federal long-term exempt rate (the "annual limitation"). To the extent amounts available under the annual limitation are not used, they may be carried forward for the remainder of 15 years from the date the losses were originally incurred. As a result of the change in ownership, use of net operating losses will be limited to approximately $300,000 per year subject to certain additional limitations.

The Company has deferred tax asset of approximately $1,500,000 at December 31, 1997, representing principally the tax benefit of the loss carry forwards under
Section 382 and for periods subsequent to the effective date of the Plan. This deferred tax asset has been offset by a 100% valuation allowance. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assset will not be realized. Based on the Company's operating results to date a full valuation allowance has been recorded at December 31, 1997.

NOTE 13- EXTRAORDINARY ITEM

During the year ended March 31, 1998, the Company recognized extraordinary income of $556,787 resulting from the negotiated payment of certain trade payables.

NOTE 14 - STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

The Company has a Stock Option Plan, adopted in September 1994, and subsequently approved by shareholders (the "1994 Plan") permitting the granting of stock options exercisable to purchase an aggregate 25,000 shares of Common Stock to employees, directors and consultants. No options are outstanding under the 1994 Plan as of March 31, 1998.

Pursuant to the unanimous written consent of the Board of Directors on September 29, 1997, options exercisable to purchase the following number of shares of Common Stock at $1.30 per share were granted to the following officers and directors:

         William S. Taylor                      176,923 shares
         Les Winder                             103,846 shares
         Brenda Taylor                           50,000 shares
         Robert DePalo                          192,308 shares

All of such options were exercised. Pursuant to certain Settlement Agreements with prior management, the Company issued to each of such individuals IRS Form W-2 indicating in addition to any other compensation paid to each by the Company in 1997, additional compensation in an amount equal to the difference between the number of shares issued to the individual multiplied by $1.65626 (the mean between the per share closing bid and asked prices for the Common Stock on October 8, 1997) and certain credits including amounts due on the Company's books. Additional options granted to William S. Taylor, Les Winder, Brenda Taylor and Robert DePalo on September 29, 1997, exercisable to purchase an aggregate 290,000 shares at $2.00 per share and an aggregate 270,000 shares at $4.00 per share were cancelled prior to issuance. Mr. DePalo was also granted options on September 29, 1997 exercisable to purchase 90,000 shares at $2.00 per share which options were subsequently reduced to permit the purchase of 80,000 shares at $2.00. These options remain outstanding.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK OPTIONS AND WARRANTS - (CONTINUED)

On October 30, 1997, the Board of Directors of the Company (the "Board"), subject to shareholder approval, adopted the October 30, 1997 Stock Option Plan (the "1997 Plan"). The aggregate number and class of shares which may be the subject of options granted pursuant to the 1997 Plan is 1,000,000 shares of Common Stock, $.60 par value, of the Company. The options to be granted may, at the discretion of the Company, be designated to be options which will qualify for incentive stock option treatment ("ISO's) under the Internal Revenue Code of 1986, as amended (the "Code") or options which will not so qualify ("Non-ISO's"). Officers, directors and key employees of the Company or subsidiaries of the Company, as determined by the Board, shall be eligible to receive options under the 1997 Plan. The exercise price for the Shares purchasable under ISOs granted pursuant to the 1997 Plan shall not be less than 100%, or, in the case of an ISO granted to a Ten Percent Shareholder, 110%, of the fair market value per share of the Shares subject to the ISO under the plan at the Date of Grant, as determined by the Board. Under the 1997 Plan, the Board shall have absolute discretion in determining the period during which, the rate at which, and the terms and conditions upon which any option granted may be exercised, and whether any option exercisable in installments is to be exercisable for the period exceeding ten (10) years or, in the case of an option granted to a Ten Percent Shareholder, five (5) years from the Date of Grant. Except as set forth in the 1997 Plan, ISOs shall terminate upon the date of voluntary or involuntary termination of employment regardless of the expiration date specified in such ISO. No option granted under the Plan may be sold, pledged, assigned or transferred in any manner except to the extent that options may be exercised by an executor or administrator upon the death of the holder.

The 1997 Plan and any options granted pursuant to the 1997 Plan received approval of the shareholders at the special meeting in lieu of an annual meeting held on May 28, 1998.

NON-QUALIFIED OPTIONS ISSUED PURSUANT TO THE 1997 PLAN AND OUTSTANDING AT MARCH 31, 1998 ARE AS FOLLOWS:

                                         Shares     Exercise Price    Expiration
                                        ISSUABLE       PER SHARE         DATE
Non-qualified Options Issued to
President and CEO in October 1997        300,000          (a)          9/2007

Non-qualified Options Issued to          145,000          (b)          (b)
Directors in October 1997

Non-qualified Options issued to          230,000         $2.25         9/2002
                                         -------
Former Director and employee
     Total                               675,000
                                         =======


 (a) The exercise prices for the 300,000 shares granted to the President and CEO on 10/30/97 are as follows: 100,000 with an exercise price of the mean between closing bid and closing asked prices on 10/30/97; 100,000 at $1.75 per share; 100,000 at $2.00 per share. The term of all options is ten years.

(b) The exercise prices and the terms for the 145,000 options are as follows:
(i) five-year non-qualified options to purchase 100,000 shares at the closing mean price for the common stock on 10/30/97; 1/3 immediately exercisable, 1/3 commencing 11/1/98 and 1/3 commencing 11/1/99; and (ii) five-year non-qualified options, exercisable to purchase 45,000 shares at the closing mean price for the common stock on 10/30/97.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUALIFIED OPTIONS ISSUED PURSUANT TO THE 1997 PLAN AND OUTSTANDING AT MARCH 31, 1998 ARE AS FOLLOWS:

                                   Shares        Exercise Price     Expiration
                                   Issuable      Per Share          Date
                                   --------      ---------          ----
Options issued to President        200,000       $1.453125          (c)
& CEO in October 1997
Options issued to Secretary,       100,000       $2.109375          12/2002
Executive VP and CFO
Options issued to Vice
President of Operations             50,000      (d)                  1/2003
                                  --------
       Total                       350,000
                                  ========

(c) The exercise prices for the 200,000 shares issued to the President & CEO in October 1997 are as follows: (i) 68,817 shares purchasable upon exercise of incentive stock options at an exercise price of $1.453125; (ii) 131,183 shares purchasable upon exercise of incentive stock options at an exercise price of $1.453125 per share, which options are first exercisable in 1999 (68,817 shares) and in 2000 (62,366 shares).

(d) The exercise price equals the mean between the closing bid and the closing asked prices for the Company's common stock in the over-the-counter market on February 19,1998.

Management intends to present for Board approval in July 1998 the issuance of 100,000 additional shares to certain key employees. The exercise price will be the mean between the closing bid and the closing asked prices for the Company's common stock in the over-the-counter market on the date approved by the Board.

Options Outstanding are summarized as follows:

                                                    Year Ended         Three Months Ended            Year Ended
                                                  March 31, 1998         March 31, 1997          December 31, 1996
                                                  --------------         --------------          -----------------
Options outstanding at Beginning of Year                80,000               80,000                    20,000

Options Granted                                    1,548,077 (a)               --                      60,000
Options Expired                                          --                    --                        --
Options Exercised                                    523,077                   --                        --
Options Transferred                                                            --                        --
Options Cancelled                                    (80,000)                  --                        --
                                                     -------                 ------                    ------
Options outstanding at End of Year
                                                   1,025,000                 80,000                    80,000
                                                   =========                 ======                    ======

Exercise Price per Share                          $.62-$2.29               $1.80-$3.80              $1.80-$3.80
Fair Value of Options Granted                          $1.66                   --                        $26.20

(a) 945,000 of the options granted during the year ended March 31, 1998 were under the October 30, 1997 Incentive Stock Option Plan approved by the shareholders on May 28, 1998 and 80,000 options were granted via Board of Directors approval in September 1997. The remaining 603,077 options granted during the year ended March 31, 1998 were pursuant to the unanimous written consent of the Board of Directors on September 29, 1997.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 1998, options to purchase 45,000 shares are available for grant under the 1997 Plan.

Proforma results of operations, had FAS 123 been used to account for stock-based compensation cost, would have resulted in additional compensation expense of approximately $2,966,000, $-- and $393,000 for the year ended March 31, 1998, the three months ended March 31, 1997 and the year ended December 31, 1996, resulting in proforma net losses of approximately $13,446,000, $1,744,000 and $6,424,000 for those same reporting periods.

The fair market value of the warrants were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respective: risk-free interest rates of 14%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 203% and an expected life equaling the warrants exercise periods.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vested restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
Because the Company's warrants have characteristics significantly different from those of normal publicly traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock warrants.

WARRANTS

On November 20, 1994, the Company's Board of Directors authorized the sale of Class B Warrants exercisable to purchase an aggregate of 82,500 shares of Common Stock to William S. Taylor (39,167 shares), Les Winder (8,333 shares), Brenda Taylor (16,667 shares), Stewart Taylor, who is the husband of Brenda Taylor and father of William S. Taylor (16,667 shares) and to Fawn Taylor-McCauley, sister of William S. Taylor and daughter of Brenda and Stewart Taylor (1,667) for an aggregate of $99,000 in principal amount of 8% promissory notes of $1.20 per warrant. The Class B Warrants were initially exercisable at $60 per share during the four year period ending May 12, 1999. On January 20, 1995, the Company reduced the exercise price to $30 per share for Class B Warrants exercisable to purchase an aggregate 25,000 shares owned by W.S. Taylor (12,500), Brenda Taylor (6,250shares) and Stewart Taylor (6,250 shares) and in exchange, received certain financial guarantees and the extension of the due date of certain loans owed by the Company to William S. Taylor and Stewart Taylor. On November 20, 1995, the Board of Directors authorized the conversion of the remaining Class B Warrants exercisable to purchase 57,500 shares of Common Stock at an exercise price of $60 per share (reduced to $27 per share on December 24, 1996 and further reduced to $2.25 per share effective September 16, 1997). Of the $99,000 purchase price of the Class B Warrants, an aggregate $93,299 had been paid at December 31, 1996. The Company subsequently wrote off the $5,701 balance. On November 16, 1995, William S. Taylor, Brenda Taylor, Stewart Taylor and Les Winder each sold Class B Warrants exercisable to purchase 6,937.5 shares (or an aggregate 27,750 shares of Common Stock) to five individuals at the $1.20 per warrant purchase price. A portion of these Class B Warrants, exercisable to purchase an aggregate 11,083 shares of Common Stock were sold. In connection with settlement agreements signed by them (as discussed in Note 19) with the Company in the fourth quarter of fiscal year 1998, William S. Taylor, Brenda Taylor and Les Winder each represented that he (or she) no longer owned any Class A Warrants or Class B Warrants.

On June 3, 1996, subject to certain conditions, the Board of Directors of the Company authorized the issuance to officers and directors of the Company of Class A Warrants, exercisable to purchase an aggregate 191,667 shares of Common Stock, at an exercise price of $60 per share (reduced to $27 per share on December 24, 1996 and further reduced to $2.25 per share effective September 16,
1997), as compensation for certain loans and guarantees made by Brenda Taylor and Messrs. William S. Taylor, Winder and DePablo. The Company reserved 191,667 shares of

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock for issuance upon the exercise of such Class A Warrants. This authorization was part of an overall plan to compensate such person for providing personal guarantees and for posting certain collateral to facilitate loans by the Company to fund its bid deposits required to make the Company eligible for the FCC's PCS licenses auction. These compensation arrangements included the right to purchase up to six (6) shares of the capital stock of the Company's PCN subsidiary for $1,000 per share by each Messrs. Taylor, Winder and DePalo and Mrs. Taylor, for an aggregate of 24% of the stock of PCN. Two of the six (6) shares allocated to Mr. DePalo were purchased by his wife. The grant of the Class A Warrants and the purchase and delivery of the PCN stock was conditioned on the grant to the Company of the PCS licenses and the delivery and acceptance of the Company's FCC Notes and related Security Agreements by the FCC. Pursuant to certain Settlement Agreements more particularly defined in the Company's proxy statement, Brenda Taylor and Messrs. William S. Taylor, Winder and DePalo waived any rights to these Class A Warrants and rescinded their purchase of PCN stock.

As of March 31, 1998, there are five-year warrants outstanding exercisable to purchase 500,000 shares of Common Stock that were issued in connection with a lending transaction as discussed more fully in Note 5(B)(5).

NOTE 15 - OPERATING LEASE

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

On December 8, 1997 the Company entered into a five year operating lease expiring December 31, 2002 for 1,500 square feet of office space in Melville, Long Island, New York. Minimum future rental payments under this operating lease, including electric is $35,735 per annum.

Rent expense was approximately $213,000 for the year ended March 31, 1998, $37,000 for the three months ended March 31, 1997 and $232,000 for the year ended December 31, 1996.

NOTE 16 - BUSINESS PLAN AND LIQUIDITY

In conjunction with the relocation of the Company's corporate headquarters and paging operations from Fairfield, New Jersey to New York and an exit from the two-way radio business in the fiscal 1998 fourth quarter, the Company reduced its fixed assets in the amount of approximately $390,000. Management has also made the decision to discontinue reselling paging airtime for Skytel and other paging carriers and focus its sales efforts on adding direct subscribers to the Company's 900 MHz Glenayre paging system. In connection with this decision, Management has entered into a settlement agreement effective July 1, 1998 with Skytel. Pursuant to the terms of the settlement agreement, the Company will pay Skytel $30,000 on or prior to July 31, 1998 and tender its Skytel customer base to Skytel, who will assume all future billing, collections and customer service. Skytel will apply 25% of all future cash collections from the transferred customer base against the remaining balance due to Skytel after payments made under the Settlement Agreement. Once the balance due Skytel has reached $75,000, Skytel will release the Company from any further obligations under the Settlement Agreement. Similar agreements are currently being negotiated with other carriers where the Company is acting as a reseller of airtime.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - BUSINESS PLAN AND LIQUIDITY - (CONTINUED)

On March 16, 1998, Threshold Communications, Inc. ("TCI"), the Company's wholly owned paging subsidiary, entered into a Management Service Agreement with Paging Source of New York ("PSNY"). Under this Agreement, PSNY was to, among other things, perform billing, customer service and other management services for a monthly fee. As a result of PSNY's subsequent breach of this Agreement, TCI has internalized the management of paging operations. In response to this, TCI purchased new billing software, hired a general manager, director of sales and several customer service representatives and billing personnel. TCI intends to sell airtime through resellers and direct sales channels.

Personal Communications Network, Inc. ("PCN"), a wholly owned subsidiary of the Company, is currently seeking to raise funds, which may include the issuance of equity securities, necessary to build out a wireless communications network, thus utilizing the Company's six PCS licenses in Vermont, Maine and a portion of upstate New York, with certain overlap in Pennsylvania and New Hampshire. There can be no assurance that the Company will be able to secure financing sufficient to cover the cost associated with the system build out, its operations and the FCC licenses.

See Note 20(B) for further discussion of debt reduction resulting from the Company's election of the Disaggregation Option. Based on management's continuing negotiations for vendor and other third party financing, election of the Disaggregation Option as discussed in Note 20(B) will enhance PCN's ability to secure such financing.

The Company's financial statements for the year ended March 31, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has continued to incur net losses with a net loss of $10,480,393 for the year ended March 31, 1998. The Company has a working capital deficiency of $752,259 at March 31,1998 and its cash used by operations during fiscal year ended March 31, 1998 was $4,235,680. If cash flows from operations were assumed to be the same for the fiscal year 1999 as 1998, the Company would continue to have a working capital deficiency. Recognizing that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources, management has retained a public relations firm and certain other independent consultants to assist it in taking steps to minimize this cash shortfall and to assist it in identifying entities interested in its business. However, no assurances can be given that the efforts of the Company or that of its consultants will be successful in raising additional capital. Furthermore, there can be no assurance, assuming the Company raises additional funds, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, the Company may be required to seek bankruptcy protection from its creditors.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17- CONTINGENT LIABILITIES


(A) On October 31, 1997, the Company (by order of the Board of Directors) entered into an employment agreement with the new president. The term of the agreement is for forty months beginning on November 1, 1997. The agreement provides for compensation of $125,000 for the period from November 1, 1997 to October 31, 1998 with $25,000 increases in each of the next two annual periods. Compensation for the period from November 1, 2000 to March 31, 2001 will be approximately $73,000 (five months at an annual rate of $175,000).

(B) On December 24, 1997, the Company (by order of the Board of Directors) entered into an employment agreement with the new treasurer and chief financial officer. The term of the agreement is for one year commencing January 1, 1998 with compensation of $85,000 per annum.

NOTE 18 - PENDING LITIGATION

On or about October 15, 1997, the Company was served with a Summons in an action entitled: Motorola, Inc., Plaintiff, v. Electronics Communications Corp., Defendant, in the Superior Court of New Jersey Law Division: Union County Special Civil Part. Motorola claims the Company owes it approximately $106,000 including interest for merchandise, consisting of various pager parts and equipment, restocking fees of approximately $13,100, and attorneys' fees. New management and counsel, after a review of the matter, believe that Motorola is inaccurate in its claim and has made several attempts, which were unsuccessful, to settle this matter. On or about May 15, 1998, Motorola filed a Motion for Summary Judgement with the Superior Court of New Jersey Law Division, Essex County. On June 19, 1998, Motorola's motion for summary judgement was denied. Despite the Company's lack of success in the past in settling this matter, management, in an effort to avoid litigation and minimize attorneys' fees, will continue its efforts to resolve this dispute on terms management believes to be favorable for the Company. There can be no assurances that the Company will be successful in settling this dispute and avoiding litigation.

NOTE 19 - RELATED PARTY TRANSACTIONS

In January 1998, the Company entered into settlement agreements with three former officer/directors, William S. Taylor, his mother Brenda Taylor and Les Winder. Pursuant to the agreements, each of the three individuals agreed to cancel his or her employment agreement and proposed consulting agreement with the Company, any rights to warrants exercisable to purchase shares of the Company's common stock and any rights to shares of the Company's Series B Preferred Stock. Each individual also agreed to rescind the transaction by which he or she had purchased 6% of the stock of the Company's PCN subsidiary for $6,000. In consideration thereof, the Company agreed, unless required to do so by court order, to take no action to challenge the issuance to each individual of shares of its common stock (176,923 shares to William S. Taylor, 50,000 shares to Brenda Taylor and 103,846 shares to Les Winder) pursuant to options granted to such individual by the September 29, 1997 unanimous written consent of the Company's board of directors. The Company issued W-2s to each of such individuals and to the IRS for 1997 indicating in addition to any other compensation paid to the individual by the Company in 1997, additional compensation in an amount equal to the difference between the value of the shares issued based upon the mean between the closing bid and asked prices for the Company's common stock in the over-the-counter market on October 8, 1997 on the one

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 -RELATED PARTY TRANSACTIONS - (CONTINUED)

hand, and the net amount of the loans and advances owed by the Company to the individual (or in Mr. Winder's case, by Mr. Winder to the Company) as indicated by the Company's books of account, plus the $6,000 credit for rescission of the PCN stock purchase plus legal fees paid by the individual on behalf of the Company, or the other. The Company's books of account reflected net amounts owed by the Company to William S. Taylor and Brenda Taylor of $109,671 and approximately $65,000 respectively, and by Les Winder to the Company of $11,806. William S. Taylor and Brenda Taylor have advised the Company that it is their position that certain General Releases, Indemnity and Hold Harmless Provisions adopted by the directors on September 29, 1997 when William S. Taylor, Brenda Taylor and Les Winder constituted three of the six members of the board of directors, indemnifying them from any claims asserted in connection with any action taken for or their role with the Company are in full force. It is present management's position that such releases and hold harmless provisions are not in effect.

On February 5, 1997, the Company entered into agreements with a director, Robert DePalo, and his wife which resulted in the rescission by Mr. DePalo of his previous purchase for $4,000 of 4% of the stock of the PCN subsidiary and the purchase by the Company from Ms. DePalo for $67,000 of 2% of the stock of the PCN subsidiary which she had purchased for $2,000 in August 1996. As a result of the agreements with William S. Taylor, Mr. Winder and Mr. and Mrs. DePalo, PCN is now 100% owned by the Company.

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

In consideration for Mr. DePalo's agreements and waivers, the Company and Mr. DePalo executed a two-year consulting agreement pursuant to which Mr. DePalo was retained as a consultant at an annual salary of $75,000 and was granted five-year options pursuant to the Company's October 30, 1997 Stock Option Plan, exercisable to purchase 150,000 shares of the Company's common stock at $2.25 per share.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SUBSEQUENT EVENTS

(A) As of July 8, 1998, $562,500 of the Company's 8% convertible debentures had been converted into 1,298,684 shares of the Company's Common Stock and 14.5 shares of the 1997 Series C Convertible Preferred Stock had been converted into 3,462,463 shares of the Company's Common Stock.

(B) On October 16, 1997 in an effort to bring relief to C-Block license holders, the FCC offered three options. The three options are as follows: (1) an "Amnesty Option" permitting return of the licenses which will result in the forfeiture of the original down payment of $2,645,220 and the return to the Company of the previous installments paid which amount to approximately $286,000; (2) a "Disaggregation Option" permitting the return of 15 megahertz of the 30 megahertz of spectrum awarded under the licenses, back to the FCC and reducing the current note payable to the FCC by 50%; and (3) a "Prepayment Option" permitting the exchange of all licenses in a particular BTA for a partial reduction of the current note payable to the FCC (equal to 70% of the total down payments of the surrendered licenses).

On June 8, 1998, the Company elected the Disaggregation Option. As a result, 15 MHz of the 30 MHz of spectrum awarded under the licenses were returned to the FCC. Accrued interest due to the FCC of $2,233,418 was reduced by $1,810,300 to $423,118 after applying a credit for 40% of the downpayment forfeiture of $529,044 and a credit for 50% of the interest payments made of $164,547. Total accrued interest due to the FCC of $423,118 is to be paid in eight quarterly installments of $45,890. Quarterly interest payments due on the FCC notes were reduced from $416,622 to $208,311. The first payments due the FCC for interest on the notes is currently $261,200 and is due on July 31, 1998. Debt incurred for the licenses was reduced from $23,806,980 to $11,903,490 ($8,342,780 when discounted using an imputed interest rate of 14% - see Note 1(H)).

After applying the effects of the Disaggregation election, the Company's March 31, 1998 Balance Sheet (summarized by major caption) would be:

        ASSETS:
        Current Assets                                           $1,851,218
        Net Property and Equipment                                1,036,390
        Other Assets                                             13,971,551
                                                                -----------
        Total Assets                                            $16,859,159
                                                                ===========

        LIABILITITES AND STOCKHOLDER'S EQUITY:
        Current Liabilities                                      $2,603,477
        Long Term Liabilities                                     9,694,572
                                                                -----------
        Total Liabilities                                        12,298,049
        Stockholder's Equity                                      4,561,110
                                                                -----------
        Total Liabilities and Stockholder's Equity              $16,859,159
                                                                ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

See the Company's current report on Form 8-K for August 11, 1997 which indicated the dismissal on said date of the Company's then principal independent accountants, Stetz and Belgiovine CPA and the engagement of Wiss and Company, LLP, CPAs as the Company's principal independent accountants. During the Company's two most recently completed fiscal years and any intervening or subsequent interim period, there were no disagreements between the Company and either of the Company's two principal accounting firms on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of the accountants, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information with respect to each of the directors and executive officers of the Company:


Nominee                                  Director        Position with
                                Age      Since               Company
                                ---      -----               -------
Joseph A. Rosio                 35       1997           Chairman of the Board,
                                                        President,
                                                        Chief Executive
                                                        Officer and Director

Christopher J. Garcia(a)        30       1998           Treasurer, Chief
                                                        Financial Officer,
                                                        Secretary and Director

John P. Cassella(a)             39       1997           Director

Mal Gurian(a)                   71       1995           Director
  (a) Member of the
      Audit Committee.

     The Audit Committee, established in February 1998, confers with the Company's auditors and reviews, evaluates and advises the Board of Directors concerning the adequacy of the Company's accounting systems, its financial reporting practices, the maintenance of its books and records and its internal controls. In addition, the Audit Committee reviews the scope of the audit of the Company's financial statements and the results thereof.

     The Company does not have an Executive Committee. The term of office of each director expires at the next annual meeting of stockholders and when his successor is elected and qualified. The term of office of each executive officer expires at the next organizational meeting of the board of directors following the next annual meeting of stockholders and when his successor is elected and qualified.

     The following is a brief account of the business experience of each executive officer and director of the Company.

     Joseph A. Rosio is a graduate of Pace University with a Bachelor of Science degree in accounting (1986). He became duly licensed by New York State as a certified public accountant in December 1989. From 1986 through 1988, Mr. Rosio was employed as an assistant accountant and then as a senior accountant by Arthur Andersen & Co. in New York City. From June 1988 through 1990, he was a financial reporting analyst and then a senior analyst at Reliance Group Holdings Inc., a holding company with interests in property, casualty, life and title insurance companies, and other diversified investments. From July 1990 through 1992, Mr. Rosio was a senior accountant in the Emerging Business Group of Ernst & Young in New York City. From July 1992 through 1996, Mr. Rosio was initially, assistant to the chief financial officer of Troster Singer, a division of the securities trading firm of Spear Leeds & Kellogg and subsequently became a trader, conducting market making activities for Troster Singer. From August 1996 through August 1997, Mr. Rosio was a senior trader conducting market making activities for the securities trading firm of Knight Securities LP in Jersey City, New Jersey. Mr. Rosio subsequently rendered general business consulting services until he became the president and chief executive officer of the Company in October 1997.

     Christopher J. Garcia is a graduate of St. John's University with a Bachelor of Science degree in accounting (1989) and of Boston College Law School with a J.D. degree (1996). He became duly licensed by New York State as a certified public accountant in November 1991 and was admitted to the Connecticut Bar in 1996. Mr. Garcia was employed as a senior accountant at Ernst & Young in New York City from 1989 through 1992 and through 1993 as an auditor by Time Warner. In 1996 and 1997, he was an associate at the Hartford, Connecticut law firm of Murtha, Cullina, Richter and Pinney. Mr. Garcia became the treasurer, chief financial officer, secretary and a director of the Company in early 1998.

     From 1982 through the present, John P. Cassella has been employed by the Nortel Division of Northern Telecom Corporation, a manufacturer and provider of telecommunications products and services and since May 1997, by the successor in interest to the Nortel Division's business, Wiltel Communications, LLC. From 1982 through 1992, Mr. Cassella was a technician, then a supervisor and finally the Branch Manager of the New York City office of the Nortel Division. In 1992, Mr. Cassella became the customer support center director and in 1994 the National Service Director for the Nortel Division, employed at its Rocky Hill, Connecticut headquarters. In May 1997, Wiltel Communications, LLC succeeded to the business of the Nortel Division and Mr. Cassella now serves at such Rocky Hill, Connecticut location as National Service Director for Wiltel. Mr. Cassella was elected as a director of the Company in October 1997. He is not actively engaged in the business of the Company.

     From January 1995 to the present, Mal Gurian has been Chairman of the Board of Authentix Network, Inc., provider of subscriber authentication for cellular telephone carriers, with principal offices in Tucson, Arizona. Mr. Gurian began his career as the Vice President of Radio Telephone Corporation in 1960. He then became Senior Vice President of Aerotron Inc., a Siemens Company. In 1980, three years before the launch of the first commercial cellular service in the U.S., Mr. Gurian was recruited by OKI Electric Industries Company of Japan to start and build OKI Telecom, that company's Cellular Telephone Division. While President and a member of the Board of Directors of OKI Telecom's Cellular Telephone Division, the world's first manufacturer of a cellular telephone, Mal Gurian was responsible for OKI receiving the first FCC type certification for a cellular telephone. Following their divestiture by AT&T, Mr. Gurian was instrumental in negotiating for OKI, private label contracts with the seven Regional Bell Operating Companies. Under Mr. Gurian's leadership, OKI Telecom quickly became one of the two major manufacturers of cellular phones for the U.S. market. Also under Mr. Gurian's leadership, the company successfully introduced and marketed several new products, including the first briefcase portable cellular telephone, the OKI/Chrysler "Visor Phone" and OKI's credit card "Swipe" Telephone. After leaving OKI in 1987, Mr. Gurian served as President of Cartell, Inc. in Detroit and Cellcom Cellular Corporation in New Jersey until late 1991. Mr.

Gurian served as Chief Executive Officer and a Director of Universal Cellular Corporation in early 1992. Mr. Gurian has developed strong relationships with most of the major cellular carriers and is frequently consulted by key industry leaders in important issues affecting the industry. Mr. Gurian serves as a moderator and speaker in numerous industry conventions and forums. Mr. Gurian has served as an advisor to many major companies including OKI, Sony, TRW and the Communications Division of Murata as a corporate and strategic consultant. He has served as an Arbitrator for the American Arbitration Association. Mr. Gurian is a recipient of the "Sarnoff Citation" from the Radio Club of America in addition to the "Special Service Award" and the "Fred Link Mobile Award." He also received the "Chairman's Award," the highest recognition bestowed by the National Association of Business and Educational Radio (NABER), Washington, D.C. (now known as "PCIA") and has served as a Director of that organization. He is currently a Fellow and President Emeritus of the Radio Club of America and has served that organization as a Director from 1977 to 1980, Vice President from 1980 to 1992, Executive Vice President in 1993 and President in 1994. Mr. Gurian is a 1995 recipient of an honorary degree of the Popov Scientific Society from the St. Petersburg Electrotechnical University in St. Petersburg, Russia. He is a veteran of World War II having served in the U.S. Marine Corps where he participated in seven major South Pacific Campaigns; and he is listed in Marquis "Who's Who in America" and "Who's Who in the World." Mr. Gurian was elected as a director of the Company in March 1995. He is not actively engaged in the business of the Company.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and on representations made, the Company believes that with respect to the twelve-month period ended March 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with except that Joseph A. Rosio and John P. Cassella, who were elected directors on October 8, 1997, filed their Form 3s on November 10, 1997.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued by the Company during the three calendar years ended December 31, 1996 to its executive officers.

                           SUMMARY COMPENSATION TABLE
                                   (1994-1996)
                          Annual Compensation Long-term

                                                                                                       Compensation
                                                                                  Awards               Payouts
                                                                               Restricted
Name and                                                      Other Annual     Stock        Options/   LTIP       All other
Principal Position           Year     Salary      Bonus       Compensation     Award(s)     Sars       Payouts    Compensation
------------------           ------   ------      -----       ------------     --------     ----       -------    ------------
                                      (1)         (2)             (3)           ($)                    ($)        ($)
                                      ---         ---             ---           ---                    ---        ---

William S. Taylor*           1996     $150,000       --           $4,065           --          --         --      (4)(5)(6)
  President, CEO and         1995     $166,641    $67,500         $6,132           --          --         --      (5)
  Chairman of the Board(7)   1994     $ 83,212    $50,000         $3,800           --          --         --      (5)

Les Winder                   1996     $137,500       --           $2,225           --          --         --      (4)(5)(6)
  Executive Vice President   1995     $117,245    $42,500         $2,778           --          --         --      (5)
  and Treasurer, Director(8) 1994     $ 70,786    $50,000         $2,275           --          --         --      (5)

Brenda Taylor*               1996     $ 75,000       --           $1,557           --          --         --      (4)(5)(6)
  Secretary and              1995     $ 38,278       --           $  779           --          --         --      (5)
  Director                   1994     $ 36,173       --           $-0-             --          --         --      (5)

Robert DePalo                1996     $ 75,000       --           $-0-             --          --         --      (4)(5)(6)
  Director, Finance          1995     $-0-           --           $-0-             --          --         --      (5)
                             1994     $-0-           --           $-0-             --          --         --      (5)

---------
*William S. Taylor is Brenda Taylor's son.

     (1) On September 12, 1996, the Board approved a 20% increase in the annual compensation of Messrs. Taylor and Winder, effective December 1, 1996. Messrs. Taylor and Winder agreed to defer such increases, subject to accrual, until an improvement in the Company's cash flow. All rights to these increases have been waived. See "Item 12 - Settlements with Prior Management."

     (2) The payment of bonuses to Messrs. Taylor and Winder for 1994 and 1995 was deferred until an improvement in the Company's cash flow. No payments on account of these bonuses were made. All rights to these bonuses have been waived. See "Item 12 - Settlements with Prior Management."

     (3) Messrs. Taylor and Winder and Mrs. Taylor were also entitled to certain fringe benefits in connection with their employment including an automobile allowance and medical insurance benefits. The amount listed in this column reflects the aggregate value of such fringe benefits for the applicable period.

     (4) On June 3, 1996, subject to certain conditions, the Board of Directors of the Company authorized the issuance to officers and directors of the Company of Class A Warrants, exercisable to purchase an aggregate 191,667 shares of Common Stock, at an exercise price of $60 per share (reduced to $27 per share on December 24, 1996 and further reduced to $2.25 per share effective September 16,
1997), as compensation for certain loans and guarantees made by Brenda Taylor and Messrs. William S. Taylor, Winder and DePalo. The Company reserved 191,667 shares of Common Stock for issuance upon the exercise of such Class A Warrants. This authorization was part of an overall plan to compensate such persons for providing personal guarantees and for posting certain collateral to facilitate loans by the Company to fund its bid deposits required to make the Company eligible for the FCC's PCS licenses auction. These compensation arrangements included the right to purchase up to six (6) shares of the capital stock of the Company's PCN subsidiary for $1,000 per share by each of Messrs. Taylor, Winder and DePalo and Mrs. Taylor, for an aggregate of 24% of the stock of PCN. Two of the six (6) shares allocated to Mr. DePalo were purchased by his wife. The grant of the Class A Warrants and the purchase and delivery of the PCN stock was conditioned on the grant to the Company of the PCS Licenses and the delivery and acceptance of the Company's FCC Notes and related Security Agreements by the FCC. See "Item 12 - Settlements with Prior Management" as to agreements pursuant to which Brenda Taylor and Messrs. William S. Taylor, Winder and DePalo waived any rights to these Class A Warrants and rescinded their purchases of PCN stock, and pursuant to which, the Company repurchased Mrs. DePalo's shares of PCN stock.

     (5) On November 20, 1994, the Company's Board of Directors authorized the sale of Class B Warrants exercisable to purchase an aggregate 82,500 shares of Common Stock to William S. Taylor (39,167 shares), Les Winder (8,333 shares), Brenda Taylor (16,667 shares), Stewart Taylor, who is the husband of Brenda Taylor and father of William S. Taylor (16,667 shares) and to Fawn Taylor-McCauley, sister of William S. Taylor and daughter of Brenda and Stewart Taylor (1,666 shares) for an aggregate $99,000 in principal amount of 8% promissory notes or $1.20 per warrant. The Class B Warrants were initially exercisable at $60 per share during the four-year period ending May 12, 1999. On January 20, 1995, the Company reduced the exercise price to $30 per share for Class B Warrants exercisable to purchase an aggregate 25,000 shares owned by William S. Taylor (12,500 shares), Brenda Taylor (6,250 shares) and Stewart Taylor (6,250 shares) and in exchange, received certain financial guarantees and the extension of the due date of certain loans owed by the Company to William S. Taylor and Stewart Taylor. On November 20, 1995, the Board of Directors authorized the conversion of the remaining Class B Warrants exercisable to purchase 57,500 shares of Common Stock into a like number of Class A Warrants exercisable to purchase 57,500 shares of Common Stock at an exercise price of $60 per share (reduced to $27 per share on December 24, 1996 and further reduced to $2.25 per share effective September 16, 1997). Of the $99,000 purchase price for the Class B Warrants, an aggregate $93,299 had been paid at December 31, 1996. The Company subsequently wrote off the $5,701 balance. On November 16, 1995, William S. Taylor, Brenda Taylor, Stewart Taylor and Les Winder each sold Class B Warrants exercisable to purchase 6,937.5 shares (or an aggregate 27,750 shares of Common Stock) to five individuals at the $1.20 per warrant purchase price. A portion of these Class B Warrants, exercisable to purchase an aggregate 11,083 shares of Common Stock were purchased by Joseph Albanese, at the time, a 49% owner of the Company's TCI subsidiary. In connection with settlement agreements signed by them with the Company in the first quarter of calendar year 1998, William S. Taylor, Brenda Taylor and Les Winder each represented that he (or she) no longer owned any Class A Warrants or Class B Warrants. See "Item 12
- Settlements with Prior Management."

     (6) On July 23, 1996, the Company's Board of Directors authorized the sale of an aggregate 4,000,000 shares of Series B Preferred Stock in equal amounts to Brenda Taylor and Messrs. William S. Taylor, Winder and DePalo for $6,000,000 in principal amount of 7% non-recourse promissory notes (the "7% Notes") to be collateralized by a pledge of the Stock. The issuance of the Series B Preferred Stock was approved by the Company's stockholders at the Annual Meeting of Shareholders held on October 17, 1996. The Series B Preferred Stock was convertible into an aggregate 500,000 shares of Common Stock. The Company did not issue the Series B Preferred Stock and did not receive any 7% Notes in payment therefor. Brenda Taylor and Messrs. William S. Taylor, Winder and DePalo subsequently waived any rights to and rescinded their purchases of the Series B Stock. See "Item 12 - Settlements with Prior Management."

     (7) Effective December 1, 1994, the Company entered into an employment agreement with William S. Taylor for a term of five years. In October 1996, this Agreement was modified to provide for an option for an additional three years, with annual one-year renewals thereafter, exercisable in the sole discretion of Mr. Taylor. The agreement provided for annual compensation of $150,000 during the term of his employment and entitled Mr. Taylor to certain fringe benefits, including an automobile and maintenance, disability insurance, medical benefits and life insurance coverage. Mr. Taylor agreed that during the term of his agreement and for twelve months thereafter (unless the agreement was terminated without cause), he would be subject to non-competition provisions. Upon termination of employment without cause, Mr. Taylor would be entitled to a lump sum payment of $75,000 multiplied by the number of years of his employment by the Company. See "Item 12 - Settlements with Prior Management" as to the cancellation of this employment agreement and the waiver by Mr. Taylor of all rights thereunder.

     (8) On May 17, 1995, the Company entered into an employment agreement with Les Winder, which agreement was also amended in October 1996. The term of the agreement was for five years with an option for an additional three-year term, renewable annually thereafter at the option of Mr. Winder. The agreement provided for annual compensation of $137,500 during the term of his employment and entitled Mr. Winder to certain fringe benefits, including an automobile (leasing and insuring), disability insurance, medical benefits and life insurance coverage. Mr. Winder agreed that during the term of his agreement and for six months thereafter (unless the agreement was terminated without cause), he would be subject to non-competition provisions. Upon termination of employment without cause, Mr. Winder would be entitled to a lump sum payment of $50,000 multiplied by the number of years of his employment by the Company. See "Item 12 - Settlements with Prior Management" as to the cancellation of this employment agreement and the waiver by Mr. Winder of all rights thereunder.

     On August 18, 1997, the Company filed a current report on Form 8-K reporting a change as of August 11, 1997 in its certifying accountant from the firm of Stetz, Belgiovine CPAs, P.C. to Wiss & Company, LLP, CPAs and reporting a change in its fiscal year-end from December 31 to March 31. As a result, the three month period ended March 31, 1997 is a transition period and the Company's most recently completed fiscal year is the twelve-month period ended March 31, 1998. The following table sets forth certain information concerning the compensation paid or accrued during the three-month transition period ended March 31, 1997 and the most recently completed fiscal year ended March 31, 1998 by the Company to its Chief Executive Officer as well as to any other executive officer of the Company or a subsidiary who earned at least $100,000 during such twelve-month period or who is named in the earlier table.


                                             SUMMARY COMPENSATION TABLE
                                                       (1998)
                                          Annual Compensation                                          Long-term
                                         --------------------                   Awards                 Compensation Payouts
                                                                             ----------                --------------------
                                                                             Restricted
Name And                                                    Other Annual     Stock       Options/      Ltip       All Other
Principal Position           Period    Salary       Bonus   Compensation     Award(s)    Sars          Payouts     Compensation
------------------                     ------       -----   ------------     --------    ----          -------     ------------
                                                            (1)               ($)                      ($)        ($)
                                                            ---               ---                      ---        ---

William S. Taylor*             (a)     $69,806       $0         $ 5,985          --      176,923shs(2)    --         --
  President, CEO and           (b)     $54,327       $0         $ 2,993          --                --     --         --
  Chairman of the Board
  (until 10/8/97)(7)

Joseph A. Rosio                (a)     $60,256       $0         $ 1,393                  500,000shs(3)
  President, CEO and           (b)     --            --         --               --                --
  Chairman of the Board
  (commencing 10/8/97)(8)

Les Winder                     (a)     $62,671       $0         $11,723          --      103,846shs(4)    --         --
  Executive Vice President     (b)     $38,611       $0         $ 5,862          --                --     --         --
  and Treasurer, Director(9)

Brenda Taylor*                 (a)     $33,107       $0         $ 5,200          --      50,000shs(5)     --         --
  Secretary and Director       (b)     $24,279       $0         $ 2,600          --                --     --         --
  (until 10/8/97(

Robert DePalo                  (a)     $63,375       $0            -0-           --      422,308shs(6)    --         --
  Director, Finance            (b)     $24,433       $0            -0-           --                --     --         --
  (until 3/24/98)(10)

---------
     (a) Twelve months ended March 31, 1998
     (b) Three months ended March 31, 1997
     *William S. Taylor is Brenda Taylor's son.

     (1) William S. Taylor, Les Winder and Brenda Taylor were also entitled to certain fringe benefits in connection with their employment including an automobile allowance and medical insurance benefits. The amount listed in this column reflects the aggregate value of such fringe benefits for the applicable period.

         (2) These options, exercisable to purchase 176,923 shares of Common Stock at $1.30 per share, were granted to William S. Taylor pursuant to the unanimous written consent of the Board of Directors dated September 29, 1997 for various items of consideration including cancellation of his employment agreement. Mr. Taylor exercised the options and paid the exercise price by releasing his claims to certain credits including amounts due him on the Company's books. The shares were issued to him in October 1997. The Company issued W-2s to Mr. Taylor and to the IRS for 1997 indicating in addition to any other compensation paid to Mr. Taylor by the Company in 1997, additional compensation of $183,357 equal to the difference between the number of shares (176,923) multiplied by the mean between the closing bid and asked prices for the Company's Common Stock in the over-the-counter market on October 8, 1997 of $1.65625 per share or $293,029 on the one hand, and the net amount of the loans and advances owed by the Company to Mr. Taylor as indicated by the Company's books of account, plus a credit for rescission of his prior PCN stock purchase, plus legal fees paid by Mr. Taylor on behalf of the Company, aggregating $109,672, on the other. Such additional compensation is not reflected in the table. See "Item 12 - Settlements with Prior Management."

     (3) These options granted to Mr. Rosio by the Board of Directors on October 30, 1997, include incentive stock options exercisable to purchase 200,000 shares of Common Stock at $1.453125 per share and non-qualified stock options exercisable to purchase 300,000 shares at exercise prices ranging from $1.453125 to $2.00 per share. All of these options were granted pursuant to the October 30, 1997 Stock Option Plan and were subject to stockholder approval of the Plan, which approval was obtained on May 28, 1998.

     (4) These options, exercisable to purchase 103,846 shares of Common Stock at $1.30 per share, were granted to Les Winder pursuant to the unanimous written consent of the Board of Directors dated September 29, 1997 for various items of consideration including cancellation of his employment agreement. Mr. Winder exercised the options and paid the exercise price by releasing his claims to certain net credits owed him by the Company. The shares were issued to him in October 1997. The Company issued W-2s to Mr. Winder and to the IRS for 1997 indicating in addition to any other compensation paid to Mr. Winder by the Company in 1997, additional compensation of $157,801 equal to the difference between the number of shares (103,846) multiplied by the mean between the closing bid and asked prices for the Company's Common Stock in the over-the-counter market on October 8, 1997 of $1.65625 per share or $171,995 on the one hand, and a credit for rescission of his prior PCN stock purchase plus legal fees paid by Mr. Winder on behalf of the Company aggregating $14,194 after offset of the $11,806 net amount of the loans and advances owed by Mr. Winder to the Company as indicated by the Company's books of account, on the other. Such additional compensation is not reflected in the table. See "Item 12 - Settlements with Prior Management."

     (5) These options, exercisable to purchase 50,000 shares of Common Stock at $1.30 per share, were granted to Brenda Taylor pursuant to the unanimous written consent of the Board of Directors dated September 29, 1997 for various items of consideration. Ms. Taylor exercised the options and paid the exercise price by releasing her claims to certain credits including amounts due her on the Company's books. The shares were issued to her in October 1997. The Company issued W-2s to Ms. Taylor and to the IRS for 1997 indicating in addition to any other compensation paid to Ms. Taylor by the Company in 1997, additional compensation of $17,813 equal to the difference between the number of shares (50,000) multiplied by the mean between the closing bid and asked prices for the Company's Common Stock in the over-the-counter market on October 8, 1997 of $1.65625 per share or $82,813 on the one hand, and the net amount of the loans and advances owed by the Company to Ms. Taylor as indicated by the Company's books of account, plus a credit for rescission of her prior PCN stock purchase aggregating $65,000, on the other. Such additional compensation is not reflected in the table. See "Item 12 - Settlements with Prior Management."

     (6) Includes options exercisable to purchase 80,000 shares of Common Stock at $2.00 per share and options exercisable to purchase 192,308 shares of Common Stock at $1.30 per share. These options were granted to Robert DePalo pursuant to the unanimous written consent of the Board of Directors dated September 29, 1997 for various items of consideration including cancellation of his employment agreement. Mr. DePalo exercised the options, exercisable at $1.30 per share, and paid the exercise price by releasing certain credits including amounts due him on the Company's books. The shares were issued to him in October 1997. The Company issued W-2s to Mr. DePalo and to the IRS for 1997 indicating in addition to any other compensation paid to Mr. DePalo by the Company in 1997, additional compensation of $78,764 equal to the difference between the number of shares purchased by him on exercise (192,308), multiplied by the mean between the closing bid and asked prices for the Company's Common Stock in the over-the-counter market on October 8, 1997 of $1.65625 per share or $318,510 on the one hand, and the net amount of the loans and advances owed by the Company to Mr. DePalo as indicated by the Company's books of account, plus a credit for rescission of his prior PCN stock purchase, plus legal fees paid by Mr. DePalo on behalf of the Company, aggregating $239,746, on the other. Such additional compensation is not reflected in the table. Also includes five-year options granted to Mr. DePalo by the Board of Directors pursuant to a consulting agreement executed on February 5, 1998, exercisable to purchase 150,000 shares of Common Stock at $2.25 per share. These options were granted pursuant to the October 30, 1997 Stock Option Plan and were subject to stockholder approval of the Plan, which approval was obtained on May 28, 1998. See "Item 12 - Settlements with Prior Management."

     (7) See footnote (7) to the earlier Summary Compensation Table herein as to the terms of William S. Taylor's employment agreement and "Item 12 - Settlements with Prior Management" as to the cancellation of this employment agreement and the waiver by Mr. Taylor of all rights thereunder.

     (8) See "Current Employment and Consulting Agreements" as to the terms of Mr. Rosio's employment agreement with the Company effective November 1, 1997.

     (9) See footnote (8) to the earlier Summary Compensation Table herein as to the terms of Mr. Winder's employment agreement and "Item 12 - Settlements with Prior Management" as to the cancellation of this employment agreement and the waiver by Mr. Winder of all rights thereunder.

     (10) Effective May 28, 1997, the Company entered into an employment agreement with Mr. DePalo for a term of five years. The agreement provided for Mr. DePalo to provide a minimum of 30 hours per month of financial, investment banking, strategic planning and related services to the Company for an initial annual base salary of $130,000 per year increasing by 10% in each succeeding year as well as a 10% finder's fee with respect to any merger or acquisition transaction involving the Company which Mr. DePalo procured. See "Item 12 - Settlements with Prior Management" as to the cancellation of this employment agreement and the waiver by Mr. DePalo of all rights thereunder, and "Current Employment and Consulting Agreements" as to the terms of Mr. DePalo's consulting agreement with the Company effective February 1, 1998.

CURRENT EMPLOYMENT AND CONSULTING AGREEMENTS

Effective November 1, 1997, the Company agreed to employ Joseph A. Rosio on a full-time basis as president and chief executive officer. The employment agreement expires on March 31, 2001 and provides for annual compensation of $125,000 the first year, increasing by $25,000 in each successive year with a salary for the final five months of $72,917, provided that his salary will be increased to $200,000 with respect to any fiscal year in which the Company realizes at least $2 million of pre-tax income. Pursuant to the agreement, Mr. Rosio is also entitled to an annual bonus equal to 5% of the first $10 million of the Company's pre-tax income and 7% of any pre-tax income in excess of $10 million (in each case excluding extraordinary items). Pursuant to the agreement, Mr. Rosio was also granted options exercisable to purchase 500,000 shares of the Company's Common Stock pursuant to the October 30, 1997 Stock Option Plan, subject to stockholder approval of the Plan, which approval was obtained on May 28, 1998. See "Stock Options."

Effective January 1, 1998, the Company agreed to employ Christopher J. Garcia on a full-time basis as treasurer and chief financial officer. The agreement is for a one-year term and provides for an annual salary of $85,000 plus a bonus at the discretion of the Board of Directors. In addition, Mr. Garcia received a $15,000 signing bonus. Pursuant to the agreement, Mr. Garcia was granted options exercisable to purchase 100,000 shares of the Company's Common Stock pursuant to the October 30, 1997 Stock Option Plan, subject to stockholder approval of the Plan, which approval was obtained on May 28, 1998.

Effective February 1, 1998, the Company entered into a two-year consulting agreement with Robert DePalo. The agreement provides for Mr. DePalo to provide a minimum of 30 hours per month of financial consulting and investment banking services to the Company for an annual consulting fee of $75,000. Pursuant to the agreement, Mr. DePalo is also entitled to a 6% finder's fee in connection with any acquisition by the Company of an entity procured by Mr. DePalo and a 10% finder's fee in connection with any transaction procured by Mr. DePalo in which the Company is acquired, provided in each case that the transaction is completed no later than one year after the consulting agreement expires. Pursuant to the consulting agreement, the Company has agreed to pay Mr. DePalo's cellular telephone bills of up to $1,000 per month for the two-year term and to provide him with a private office for such period. See "Item 12 - Settlements with Prior Management."

STOCK OPTIONS

         The Company has a Stock Option Plan adopted in September 1994 and subsequently approved by shareholders (the "1994 Plan") permitting the granting of stock options exercisable to purchase an aggregate 25,000 shares of Common Stock to employees, directors and consultants. Pursuant to the 1994 Plan, options to purchase 1,667 shares at an exercise price of $45.60 per share were issued to a director, Mal Gurian on July 10, 1995. On June 3, 1996, options to purchase 833 shares at an exercise price of $21.60 per share were issued to another director, Ira Tabankin, and options to purchase an additional 4,166 shares at an exercise price of $21.60 per share were issued to Mr. Gurian. Mr. Tabankin's options have since terminated and Mr. Gurian agreed to the cancellation of his options at the time of the October 30, 1997 grant to him of options exercisable to purchase 45,000 shares pursuant to the October 1997 Plan. No other options were granted pursuant to the 1994 Plan.

Pursuant to the unanimous written consent of the Board of Directors on September 29, 1997, options exercisable to purchase the following number of shares of Common Stock at $1.30 per share were granted to the following officers and directors:

                  William S. Taylor                  176,923 shares
                  Les Winder                         103,846 shares
                  Brenda Taylor                       50,000 shares
                  Robert DePalo                      192,308 shares

All of such options were exercised. See "Item 12 - Settlements with Prior Management" as to the issuance by the Company to each of such individuals of IRS Form W-2 indicating in addition to any other compensation paid to each by the Company in 1997, additional compensation in an amount equal to the difference between the number of shares issued to the individual multiplied by $1.65625 (the mean between the per share closing bid and asked prices for the Common Stock on October 8, 1997) and certain credits including amounts due on the Company's books. Additional options granted to William S. Taylor, Les Winder, Brenda Taylor and Robert DePalo on September 29, 1997, exercisable to purchase an aggregate 290,000 shares at $2.00 per share and an aggregate 270,000 shares at $4.00 per share were cancelled prior to issuance. Mr. DePalo was also granted options on September 29, 1997 exercisable to purchase 90,000 shares at $2.00 per share which options were subsequently reduced to permit the purchase of 80,000 shares at $2.00. These options remain outstanding.

On October 30, 1997, the Board of Directors adopted the October 30, 1997 Stock Option Plan (the "October 1997 Plan") reserving a maximum of 1,000,000 shares of Common Stock, $.60 par value for options which could be granted under the October 1997 Plan. The October 1997 Plan and any options granted pursuant to such Plan were subject to stockholder approval of the adoption of the Plan, which approval was obtained on May 28, 1998.

On October 30, 1997, the Board of Directors granted incentive stock options pursuant to the October 1997 Plan, exercisable to purchase 200,000 shares of Common Stock to Joseph A. Rosio at an exercise price of $1.453125 per share equal to the mean between the closing bid price and the closing asked price for such Common Stock in the over-the-counter market on said date. On the same date, the Board of Directors granted non-qualified options pursuant to the October 1997 Plan; (i) to Mr. Rosio, exercisable to purchase an additional 300,000 shares of Common Stock at prices ranging from $1.453125 to $2.00 per share; (ii) to John Cassella, exercisable to purchase 100,000 shares of Common Stock at $1.453125 per share; and (iii) to Mal Gurian, exercisable to purchase 45,000 shares of Common Stock at $1.453125 per share.

Effective January 2, 1998, the Board of Directors granted incentive stock options pursuant to the October 1997 Plan to Christopher J. Garcia, exercisable to purchase 100,000 shares of Common Stock at $2.109375 per share, the mean between the closing bid and asked prices for the Common Stock in the over-the-counter market on said date. On February 4, 1998, the Board of Directors granted incentive stock options pursuant to the October 1997 Plan to a non-officer employee, exercisable to purchase 50,000 shares of Common Stock at $2.296875 per share and non-qualified options to Mr. DePalo, exercisable to purchase 150,000 shares of Common Stock at $2.25 per share. The mean between the closing bid and asked prices for the Common Stock in the over-the-counter market on February 4, 1998 was $2.296875.

The above described options, granted pursuant to the October 1997 Plan and exercisable to purchase an aggregate 945,000 shares of Common Stock, were subject to stockholder approval of the adoption of the October 1997 Plan, which approval was obtained on May 28, 1998.

No options were granted to any of the Company's executive officers in 1996. The following table illustrates information concerning stock option grants made during the 12 months ended March 31, 1998 to each current and former officer named in the "Summary Compensation Table."

             OPTION GRANTS IN THE TWELVE MONTHS ENDED MARCH 31, 1998


                                                      Percent of Total
                               Number of Shares      Options Granted to
                               Of Common Stock      Officers, Directors,
                              Underlying Options      And Employees in                         Market Price
Name                               Granted               The Period        Exercise Price    On Date Of Grant     Expiration Date
----                               -------               ----------        --------------    ----------------     ---------------

William S. Taylor                  176,923(c)               11.43%             $  .62(b)         $1.65625             09/29/02
Joseph A. Rosio                    300,000(a)               19.38%             $1.453125         $1.453125            10/30/07
                                   100,000(a)                6.45%             $1.75             $1.453125            10/30/07
                                   100,000(a)                6.45%             $2.00             $1.453125            10/30/07
Les Winder                         103,846(c)                6.71%             $  .14(b)         $1.65625             09/29/02
Brenda Taylor                       50,000(c)                3.23%             $1.30(b)          $1.65625             09/29/02
Robert DePalo                       80,000(c)                5.17%             $2.00             $1.65625             09/29/02
                                   192,308(c)               12.46%             $1.25(b)          $1.65625             09/29/02
                                   150,000(a)                9.69%             $2.25             $2.296875            02/04/03

(a) Issued pursuant to the October 1997 Plan and approved by the shareholders on May 28, 1998.

(b) Based upon the amount of credits recognized by the Company in connection with the exercise of the options divided by the number of shares purchased (See Item 12-"Settlements with Prior Management").

(c) Issued pursuant to the unanimous written consent of the Board on September 29, 1997.

                                AGGREGATED OPTION EXERCISES DURING TWELVE MONTHS ENDED MARCH 31, 1998
                                         AND VALUE OF UNEXERCISED OPTIONS AT MARCH 31, 1998

                                                                             Number of Securities            Value of Unexercised
                                                                            Underlying Unexercised           In-the-Money Options
                               Shares Acquired                             Options at March 31, 1998        at March 31, 1998 (2)
Name                             On Exercise       Value Realized(1)    Exercisable    Unexercisable     Exercisable   Unexercisable
----                             -----------       -----------------    -----------    -------------     -----------   -------------
William S. Taylor                 176,923shs             $183,357            -0-             -0-             -0-            -0-
Joseph A. Rosio                        -0-                   -0-          368,817shs     131,183shs          -0-            -0-
Les Winder                        103,846shs             $157,801            -0-             -0-             -0-            -0-
Brenda Taylor                      50,000shs            $  17,813            -0-             -0-             -0-            -0-
Robert DePalo                     192,308shs            $  78,764         230,000shs         -0-             -0-            -0-

(1) Based on the market value of the Common Stock on October 8, 1998 ($1.65625 per share) minus certain credits recognized by the Company.

(2) Based on the market value of the Common Stock on March 31, 1998 minus the exercise price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the close of business on June 9, 1998, the number of shares of its its Common Stock owned beneficially to the knowledge of the Company by each beneficial owner of more than 5% of the outstanding Common Stock, by each director and by all officers and directors of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for purposes of computing the percentage ownership of a particular individual, all shares of Common Stock outstanding as of such date and all shares of Common Stock issuable to such individual in the event of exercise of outstanding options owned by such holder at such date which are exercisable within 60 days of such date. Except as indicated in the footnote to the table, each individual is the sole beneficial owner with sole voting rights and investment power with respect to the shares set forth opposite his name (except for shares issuable upon exercise of his options, none of which have been exercised).

NAME AND ADDRESS                AMOUNT AND NATURE OF
OF BENEFICIAL OWNER             BENEFICIALLY OWNERSHIP       PERCENT OF CLASS
-------------------             ----------------------       ----------------

Directors*

Joseph A. Rosio                     403,817shs(1)                   4.5%
John P. Cassella                     33,334shs(2)                  --%(5)
Christopher J. Garcia                  -0- (3)                       --
Mal Gurian                           45,000shs(4)                  --%(5)

All executive officers and
directors as a group
(four persons)                     482,151shs(1)(2)(3)(4)           5.4%
----------
*The address of each executive officer and director is c/o the Company, 425 Broad Hollow Road, Melville, New York 11747.

     (1) Includes 300,000 shares of Common Stock purchasable upon exercise of non-qualified options at exercise prices ranging from $1.453125 to $2.00 per share and 68,817 shares purchasable upon exercise of incentive stock options at an exercise price of $1.453125 per share. Does not include an additional aggregate 131,183 shares purchasable upon exercise of incentive stock options at an exercise price of $1.453125 per share, which options are first exercisable in 1999 (68,817 shares) and in 2000 (62,366 shares). All of these options were granted pursuant to the October 30, 1997 Stock Option Plan and were subject to stockholder approval of the Plan, which approval was obtained on May 28, 1998. See "Stock Options."

     (2) Includes 33,334 shares of Common Stock purchasable upon exercise of non-qualified options at an exercise price of $1.453125 per share. Does not include 33,333 shares purchasable commencing November 1, 1998, or an additional 33,333 shares purchasable commencing November 1, 1999 upon exercise of non-qualified options at an exercise price of $1.453125 per share. All of these options were granted pursuant to the October 30, 1997 Stock Option Plan and were subject to stockholder approval of the Plan, which approval was obtained on May 28, 1998.

     (3) Mr. Garcia has been granted incentive stock options exercisable to purchase an aggregate 100,000 shares of Common Stock at an exercise price of $2.109375 per share. These options are first exercisable in 1999 (with respect to 47,407 shares), in 2000 (with respect to an additional 47,407 shares) and in 2001 (with respect to the balance). They were granted pursuant to the October 30, 1997 Stock Option Plan and were subject to stockholder approval of the Plan, which approval was obtained on May 28, 1998.

     (4) These 45,000 shares of Common Stock are purchasable upon exercise of non-qualified options at an exercise price of $1.453125 per share. These options were granted pursuant to the October 30, 1997 Stock Option Plan and were subject to stockholder approval of the Plan, which approval was obtained on May 28, 1998. Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     William S. Taylor, Les Winder, Robert DePalo and Brenda Taylor provided personal guarantees of certain Company bank loans in the aggregate amount of $1,150,000 incurred in the fourth quarter of calendar year 1995, and posted collateral in connection with such loans in order to enable the Company to fund the bid deposits required to render it an eligible bidder for the FCC's PCS "C" Block licenses auction conducted in December 1995 and in the first quarter of calendar 1996. In order to compensate the individuals for their guarantees and posting of collateral, on June 3, 1997, the Board of Directors authorized the issuance to them of Class A Warrants exercisable to purchase an aggregate 191,667 shares of Common Stock at an exercise price of $60 per share (reduced to $27 per share on December 24, 1996 and further reduced to $2.25 per share effective September 16, 1997) and also granted each the right to purchase up to six (6) shares representing 6% of the capital stock of the Company's PCN subsidiary for $1,000 per share. Two of the six PCN shares allocated to Mr. DePalo were purchased by his wife. PCN was the recipient of six PCS licenses awarded by the FCC on May 8, 1996 based on the Company's bid. The grant of the Class A Warrants and the purchase and delivery of the PCN stock was conditioned on the grant to the Company of the PCS licenses and the delivery and acceptance of the Company's FCC Notes and related Security Agreements by the FCC. See "Settlements with Prior Management" as to agreements pursuant to which Messrs. William S. Taylor, Winder and DePalo and Brenda Taylor waived any rights to the Class A Warrants and rescinded their purchases of PCN stock, and pursuant to which the Company repurchased Mrs. DePalo's shares of PCN stock.

     During the fourth quarter of calendar 1996, the Company borrowed $180,000 from Robert DePalo repayable on demand with interest at the rate of 10% per annum. The Company borrowed the funds for working capital purposes. At March 31, 1997, the loan balance had been reduced by approximately $100,000 through repayments to Mr. DePalo. In the quarter ended September 30, 1997, the Company borrowed an additional $100,000 from Mr. DePalo on similar terms for working capital purposes. During the fourth quarter of calendar year 1997, Mr. DePalo loaned an additional $105,000 to the Company for working capital purposes which amount was repaid by the Company to Mr. DePalo in December 1997 out of the net proceeds of its December 1997 Regulation S Private Offering. At December 31, 1997, the net amount of the loans and advances made by Mr. DePalo to the Company and payments made by him on behalf of the Company (excluding legal fees paid by him on behalf of the Company) totalled approximately $200,000. See "Settlements with Prior Management" as to the Company's settlement of these amounts with Mr. DePalo.

     In March 1996, the Company borrowed $134,000 from an unrelated third-party, Technics in Design & Manufacturing, Inc. ("TDMI") for working capital purposes and issued its promissory note in consideration for the loan. The loan was payable on March 5, 1997 with interest at an annual rate of 10%. In July 1996, the Company repaid $25,000 of the loan principal thereby reducing the balance to $109,000. Although the Company has an assignment in its files dated May 5, 1996 pursuant to which TDMI purportedly assigned the note to Mr. DePalo's wife, Mr. DePalo has advised that it was not until October 1996 at a time when TDMI was requesting early payment of the note, that Mrs. DePalo accommodated TDMI by purchasing the note from TDMI for $109,000. The Company paid Mrs. DePalo the $109,000 balance of the note together with accrued interest in January 1997 out of the net proceeds of its December 1996 private placement.

SETTLEMENTS WITH PRIOR MANAGEMENT

     In January 1998, the Company entered into settlement agreements with three former officer/directors, William S. Taylor, his mother Brenda Taylor and Les Winder. Pursuant to the agreements, each of the three individuals agreed to cancel his or her employment agreement or employment arrangement and proposed consulting agreement with the Company, any rights to warrants and/or options exercisable to purchase shares of the Company's Common Stock (excluding warrants sold by the individual prior to August 31, 1997 and the options hereinafter described) and any rights to shares of the Company's Series B Preferred Stock. The issuance of the Series B Preferred Stock had been approved by the Company's stockholders at the Annual Meeting of Shareholders held on October 17, 1996 but the shares were never issued and the notes to be given in payment for the shares were never delivered to the Company. Each individual also agreed to rescind the transaction by which he or she had purchased 6% of the stock of the Company's PCN subsidiary for $6,000. In consideration therefor, the Company agreed, unless required to do so by court order, to take no action to challenge the issuance to each individual of shares of its Common Stock issued to such individual (176,923 shares to William S. Taylor, 50,000 shares to Brenda Taylor and 103,846 shares to Les Winder) pursuant to options granted to each such individual by the September 29, 1997 unanimous written consent of the Company's Board of Directors. The options, exercisable at $1.30 per share, were exercised and the shares were issued to each of the three former officer/directors in October 1997.

     The Company issued W-2s to William S. Taylor and to the IRS for 1997 indicating in addition to any other compensation paid to Mr. Taylor by the Company in 1997, additional compensation in an amount equal to the difference between the 176,923 shares issued to him multiplied by the mean between the closing bid and asked prices for the Common Stock in the over-the-counter market on October 8, 1997 of $1.65625 per share or $293,029 on the one hand, and the net amount of the loans and advances owed by the Company to Mr. Taylor as indicated by the Company's books of account ($63,671), plus a $6,000 credit for rescission of his prior purchase of PCN stock, plus $40,000 of legal fees paid by Mr. Taylor on behalf of the Company (a total of $109,672), on the other. The Company also issued W-2s to Les Winder and to the IRS for 1997 indicating in addition to any other compensation paid to Mr. Winder by the Company in 1997, additional compensation in an amount equal to the 103,846 shares issued to him multiplied by $1.65625 per share or $171,995 on the one hand, and the $20,000 of legal fees paid by Mr. Winder on behalf of the Company, plus a $6,000 credit for rescission of his prior purchase of PCN stock, less the $11,806 net amount of the loans and advances owed by Mr. Winder to the Company as indicated by the Company's books of account (a total of $14,194), on the other. Similarly, the Company issued W-2s to Brenda Taylor and to the IRS for 1997 indicating in addition to any other compensation paid to her by the Company in 1997, additional compensation in an amount equal to the 50,000 shares issued to her multiplied by $1.65625 per share or $82,813 on the one hand, and the net amount of the loans and advances owed by the Company to Ms. Taylor as indicated by the Company's books of account ($59,000), plus a $6,000 credit for rescission of her prior purchase of PCN stock (a total of $65,000), on the other. In connection with these settlement agreements, William S. Taylor and Brenda Taylor have advised the Company that it is their position that certain General Release, Indemnity and Hold Harmless Provisions adopted by the directors on September 29, 1997 when William S. Taylor, Brenda Taylor and Les Winder constituted three of the six members of the Board of Directors, indemnifying them from any claims asserted in connection with any action taken for or their role with the Company are in full force. It is present management's position that such releases and hold harmless provisions are not in effect.


     On February 5, 1998, the Company entered into settlement agreements with a then director, Robert DePalo and his wife which resulted in the rescission by Mr. DePalo of his previous purchase for $4,000 of 4% of the stock of the Company's PCN subsidiary and the purchase by the Company from Ms. DePalo for $67,000 of 2% of the stock of the PCN subsidiary which she had purchased for $2,000 in August 1996. As a result of the agreements with William S. Taylor, Brenda Taylor, Mr. Winder and Mr and Mrs. DePalo, PCN is now 100% owned by the Company.

     Pursuant to his February 5, 1998 agreement with the Company, Robert DePalo agreed to cancel his prior employment agreement and a prior proposed consulting agreement with the Company, any rights to warrants exercisable to purchase shares of the Company's Common Stock (excluding warrants sold by him prior to August 31, 1997) and any rights to shares of the Company's Series B Preferred Stock. He also agreed to waive any and all options he held exercisable to purchase shares of the Company's Common Stock excluding (a) options exercisable at $1.30 per share granted to him pursuant to the September 29, 1997 unanimous written consent of the Board of Directors and exercised by him to purchase 192,308 shares of the Company's Common Stock, (b) five-year options previously granted to him and exercisable to purchase 80,000 shares of the Company's Common Stock at $2.00 per share, and (c) five-year options to purchase 150,000 shares of the Company's Common Stock at $2.25 per share pursuant to a consulting agreement with the Company executed on February 5, 1998.

     Pursuant to the settlement agreement with Mr. DePalo, the Company issued a W-2 to him and to the IRS for 1997 indicating in addition to any other compensation paid to him by the Company in 1997, additional compensation in an amount equal to the difference between the 192,308 shares issued to him multiplied by the mean between the closing bid and asked prices for the Company's Common Stock in the over-the-counter market on October 8, 1997 of $1.65625 per share or $318,510 on the one hand, and the net amount of the loans and advances owed by the Company to Mr. DePalo as indicated by the Company's books of account ($198,746), plus a $4,000 credit for rescission of his prior purchase of the PCN stock, plus $37,000 of legal fees paid by Mr. DePalo on behalf of the Company (a total of $239,746), on the other.

     In consideration for Mr. DePalo's agreements and waivers, the Company and Mr. DePalo executed a two-year consulting agreement previously described pursuant to which Mr. DePalo was retained by the Company as a part-time consultant for an annual consulting fee of $75,000 and was granted five-year options pursuant to the Company's October 30, 1997 Stock Option Plan, exercisable to purchase 150,000 shares of the Company's Common Stock at $2.25 per share but subject to stockholder approval of the Plan, which approval was obtained on May 28, 1998. See "Current Employment and Consulting Agreements."

     On March 24, 1998, Mr. DePalo resigned as a director of the Company. The resignation does not affect his options or his consulting agreement.

PARENT OF THE COMPANY

     As chairman of the board, president, chief executive officer and the beneficial owner of 403,817 shares of its Common Stock, Joseph A. Rosio may be deemed the parent and controlling person of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS

The Company intends to file the exhibits required by Item 601 of Regulation S-B within 120 days after the end of its March 31, 1998 fiscal year.

(B)       REPORTS ON FORM 8-K

During the last quarter of the fiscal year ended March 31, 1998, the Company filed one report on Form 8-K for January 20, 1998 listing in Item 9, the consummation of the sale by the Company in a Regulation S private offering of 45 shares of Series C Convertible Preferred Stock for $4,500,000.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                    Northeast Digital Networks, Inc.
                                    (Formerly Electronics Communications Corp.



By /s/ Joseph A. Rosio
   -------------------              Joseph A. Rosio, President, Principal
   Joseph A. Rosio, Director        Executive Officer

Date                                July 14, 1998



By /s/ Christopher J. Garcia
   ---------------------------      Christopher J. Garcia, Treasurer,
   Christopher J. Garcia            Principal Financial and Accounting
                                    Officer

Date                                July 14, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



By /s/ Joseph A. Rosio
  -------------------------
  Joseph A. Rosio, Director

Date July 14, 1998



By /s/ Christopher J. Garcia
   -------------------------------
       Christopher J. Garcia

Date July 14, 1998



By /s/ John P. Cassella
   --------------------------
   John P. Cassella, Director

Date July 14, 1998