Form 10KSB/A
period 1998-03-31
ELECTRONICS COMMUNICATIONS CORP
filed 1998-07-21
CIK 926366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  -------------
                                  FORM 10-KSB/A
                                  -------------

                       AMENDMENT TO APPLICATION OR REPORT
                   FILED PURSUANT TO SECTION 12, 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        NORTHEAST DIGITAL NETWORKS, INC.
                  (Formerly Electronics Communications Corp.)
                  -------------------------------------------s
             (Exact name of registrant as specified in its charter)

                        Commission File Number: 0-24486

                                AMENDMENT NO. 1

    The undersigned registrant hereby amends the following items of its Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 as set forth in the pages attached hereto:

Part II, Item 1.     Description of Business

Part II, Item 2.     Properties

Part II, Item 6.     Management's Discussion and Analysis or
                     Plan of Operation

Part II, Item 7.     Financial Statements

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORTHEAST DIGITAL NETWORKS, INC.
                                    (Formerly Electronics Communications
                                                     Corp.)
                                     ------------------------------------
                                                (Registrant)

Date: July 21, 1998                 By: /s/ Joseph A. Rosio
                                       ----------------------------------
                                       Joseph A. Rosio
                                       President (Principal
                                       Executive Officer)

                                    By:/s/ Christopher J. Garcia
                                       ----------------------------------
                                        Christopher J. Garcia
                                        Treasurer (Principal) Financial
                                        and Accounting Officer)

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

PCN was formed in 1995 for the purpose of bidding in the C-Block FCC auction for the personal communications spectrum as a predicate to becoming a wireless telecommunications carrier. PCN successfully bid for six 30 MHz broadband licenses in three basic trading areas ("BTAs"), Vermont, Maine and New York, with overlap of coverage into New Hampshire and Pennsylvania (the "PCN Markets"). PCN paid an average of $17.80 per potential subscriber ("POP") for over 1.5 million POPs. This compares favorably to the average auction price of $39.88 per POP. In June 1998, PCN elected the Disaggregation Option offered by the Federal Communication Commission (the "FCC"), thus returning 15MHz of spectrum in each of its BTAs and reducing its per POP cost to approximately $8.90. The PCN Markets were selected for their regional footprint in the highly-valued northeast corridor, the ability of such markets to be "linked" for contiguous coverage, their strategic positioning and value to adjacent PCS networks.

It is the Company's intention and strategy with respect to PCN to finance and build a wireless telecommunications network, and to provide wireless residential and business telephone service. The Company has decided to utilize the Global System for Mobility ("GSM") technology as the platform for PCN and in April 1998, joined a GSM industry association called the GSM Mou. The Company is currently in negotiations with PCS infrastructure and equipment vendors who will supply GSM equipment.

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

In May 1997, pursuant to a mutually agreed Settlement and Separation Agreement, Trade Zone Distributors, Inc. ("TZD") severed its relationship with Bell Atlantic Nynex Mobile. As a result, the Company no longer solicits cellular telephone activations and TZD's operations have been discontinued.

In addition, due to a deteriorating and shrinking market for the distribution of consumer electronic products based upon increased competition by large retailers such as Circuit City, P.C. Richards and others serving in a dual capacity as both a distributor and a retailer, the Company discontinued its Free Trade Distributors, Inc. ("FTD") operations effective October 1997.

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

At April 1, 1997 in addition to its PCN and TCI businesses, the Company was engaged through its TZD subsidiary in soliciting cellular telephone activations for Bell Atlantic Nynex Mobile and through its FTD subsidiary in the distribution of consumer electronic products including cellular telephones, fax machines and copiers.

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

See Notes 6 and 7 of the Notes to the Company's Consolidated Financial Statements as to various private placements by the Company of debt and equity securities during the fiscal year ended March 31, 1998 for working capital purposes. Also see this Item 1 and Note 20 of the Notes to the Company's Consolidated Financial Statements as to the Company's election on June 8, 1998 of the Disaggregation Option offered by the FCC with respect to the Company's PCS licenses thereby reducing the debt incurred for the licenses from $23,806,980 to $11,903,490.

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

On July 10, 1997, PCN, subject to its due diligence review, entered into a Purchase and Sale Agreement for an 8,000 square foot facility in Burlington, Vermont. This facility will house PCN's customer care and billing, technical support personnel, switch room and limited administrative staff. The purchase price of the facility is $550,000. The Company is currently looking to obtain commercial financing to assist in the financing of the Vermont facility.

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

Net Loss for the year ended March 31, 1998 was $10,480,393 compared to $6,031,090 for the year ended December 31, 1996. Included in the net loss for fiscal 1998 is interest expense of $3,911,291 of which $3,095,000 was non-cash due to EITF Bulletin D-60 discussed more fully in notes 5(f), 7, and 11. The following items are also included in the net loss: (a) Charge to salary expense of $524,000, which represented amounts paid to previous officers and directors of the Company in exchange for, among other thing, the rescission of all employment agreements. (b) Acceleration of unamortized deferred marketing cost in the amount of $330,000, which resulted from the completion of services under the Marketing Service Contract by and between the Company and Great Deals Inc., dated September 4, 1996. (c) A charge to bad debt expense in the amount of $368,000 as a result of the Company's re-evaluation of its outstanding accounts receivable balances.

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

The Company's financial statements for the year ended March 31, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has continued to incur net losses with a net loss of $10,480,393 for the year ended March 31, 1998. The Company has a working capital deficiency of $752,259 at March 31,1998 and its cash used by operations during fiscal year ended March 31, 1998 was $4,249,713. If cash flows from operations were assumed to be the same for the fiscal year 1999 as 1998, the Company would continue to have a working capital deficiency. Recognizing that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources, management has retained a public relations firm and certain other independent consultants to assist it in taking steps to minimize this cash shortfall and to assist it in identifying entities interested in its business. However, no assurances can be given that the efforts of the Company or that of its consultants will be successful in raising additional capital. Furthermore, there can be no assurance, assuming the Company raises additional funds, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, the Company may be required to seek bankruptcy protection from its creditors.


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

Reports of Independent Accountants

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

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Northeast Digital Network, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Northeast Digital Networks, Inc. (formerly Electronics Communications Corp.) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended March 31, 1998 and the three months ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's consolidated financial statements for the year ended December 31, 1996 were audited by other auditors whose report, dated February 17, 1997, expressed an unqualified opinion on those statements and included an explanatory paragraph that described the uncertainty concerning the company's ability to continue as a going concern.

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

In our opinion, based in our audits for 1998 and 1997, the consolidated financial statements present fairly, in all material respects, the financial position of Northeast Digital Networks, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended March 31, 1998 and the three months ended March 31, 1997 in conformity with generally accepted accounting principles.

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

                                                  /s/ WISS & COMPANY, LLP
                                                  ------------------------------
                                                  WISS & COMPANY, LLP


Livingston, New Jersey
July 8, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              ---------------------------------------------------

To the Stockholders
Northeast Digital Networks, Inc
(formerly Electronics Communications Corp.)

We have audited the accompanying consolidated statements of operations and cash flows of Northeast Digital Networks, Inc. (formerly Electronics Communications Corp.) for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Northeast Digital Networks, Inc. (formerly Electronic Communications Corp.) for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

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

STETZ, BELGIOVINE CPAs, P.C.
February 17, 1997
Montclair, NJ 07042

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                   MARCH 31,
                                                         ---------
                                                  1998              1997
                                                  ----              ----
CURRENT ASSETS:
Cash                                             $1,767,930         $48,620
Accounts Receivable
  (Net of $71,000 Allowance
   for Doubtful Accounts at
   March 31, 1998 and
   $504,000 at March 31, 1997)                       62,217         685,709
Inventories                                            --           256,698
Loan Receivable                                        --           114,560
Prepaid Expenses                                     21,071           6,158
                                               ------------    ------------
TOTAL CURRENT ASSETS                              1,851,218       1,111,745
                                               ------------    ------------
PROPERTY AND EQUIPMENT:
Property and Equipment                            1,686,122       2,794,870
Accumulated Depreciation                           (649,732)       (778,502)
                                               ------------    ------------
NET PROPERTY AND EQUIPMENT                        1,036,390       2,016,368
                                               ------------    ------------
OTHER ASSETS:
PCS Licenses                                     22,300,351      20,423,459
Marketing Service Contract                             --         1,027,911
Deferred Registration Costs
  and Loan Origination Fees                          13,701         374,052
Paging System Costs                                 676,614         962,835
Deferred Private Placements Costs                      --           347,971
Debt Issue Cost                                   1,020,000            --
Security Deposits and Other Assets                  113,965         190,404
                                               ------------    ------------
TOTAL OTHER ASSETS                               24,124,631      23,326,632
                                               ------------    ------------
TOTAL ASSETS                                   $ 27,012,239    $ 26,454,745
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
                                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                        Three
                                                                  Year Ended        Months Ended          Year Ended
                                                                March 31, 1998     March 31, 1997      December 31, 1996
                                                                --------------     --------------      -----------------
REVENUES:
Paging & Two Way Radio                                             2,143,357          $561,441              $984,851
Commissions                                                          192,051           227,732             3,394,444
Electronics                                                              430            76,115             2,978,142
                                                                ------------       -----------           -----------
TOTAL SALES                                                        2,335,838           865,288             7,357,437
                                                                ------------       -----------           -----------
COST OF SALES:
Paging & Two Way Radio                                             2,053,890           361,296               445,808
Commissions                                                          275,562           282,217             2,851,363
Electronics                                                          389,275            74,593             2,895,598
                                                                ------------       -----------           -----------
TOTAL COST OF SALES                                                2,718,727           718,106             6,192,769
                                                                ------------       -----------           -----------
GROSS PROFIT (LOSS)                                                 (382,889)          147,182             1,164,668
                                                                ------------       -----------           -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling                                                            1,428,703           303,323             2,092,053
General and Administrative                                         5,012,913         1,530,309             4,896,340
                                                                ------------       -----------           -----------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 6,441,616         1,833,632             6,988,393
                                                                ------------       -----------           -----------
INCOME (LOSS) FROM OPERATIONS                                     (6,824,505)       (1,686,450)           (5,823,725)
                                                                ------------       -----------           -----------
OTHER (INCOME) EXPENSE:
Interest Expense                                                   3,911,291            59,292               206,060
Interest Income                                                      (20,199)           (2,964)              (17,200)
Loss on Disposal of Fixed Assets                                     329,911              --                    --
Loss on Termination of Leases                                         60,449              --                    --
                                                                ------------       -----------           -----------
TOTAL OTHER (INCOME) EXPENSE                                       4,281,452            56,328               188,860
                                                                ------------       -----------           -----------
LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY INCOME (LOSS)    (11,105,957)       (1,742,778)           (6,012,585)
                                                                ------------       -----------           -----------
Minority Interest in Gain (Loss) of Consolidated Subsidiaries         68,777            (1,661)               55,264
                                                                ------------       -----------           -----------
NET LOSS BEFORE EXTRAORDINARY INCOME                             (11,037,180)       (1,744,439)           (5,957,321)
Extraordinary Income (Loss)                                          556,787              --                 (73,769)
                                                                ------------       -----------           -----------
Net Loss                                                        $(10,480,393)      $(1,744,439)          $(6,031,090)
                                                                ============       ===========           ===========
Loss per Common Share                                                 $(4.33)           $(0.14)               $(1.13)
                                                                      ======            ======                ======

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
                                                                   ==========                =======                 ========





See Notes to Consolidated Financial Statements.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Three Months
                                                                    Year Ended           Ended           Year Ended
                                                                  March 31, 1998    March 31, 1997    December 31, 1996
                                                                  --------------    --------------    -----------------
SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
CASH PAID DURING THE PERIOD FOR:
    Interest                                                         $130,311          $59,292             $206,060
    Taxes                                                                --               --                   --
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
Property Acquired Under Capital Lease                                    --               --                970,315
Common Stock Issued for Payment of Loan Payable                       407,000             --                271,500
Exchange of Common Stock for Convertible Debt                       1,908,093             --              2,234,676
Recission of Preferred Stock                                        6,000,000             --                   --
Exchange of Convertible Debt for Common Stock                       4,400,000             --                   --
Retirement of Warrants and Notes Receivable                             5,701             --                   --
EITF D-60 Convertible Debt Valuation                                  506,000             --                   --
SFAS No. 123 Deferred Expense for
   Warrants Issued                                                  1,111,000             --                   --
Discount on Common Stock available to
   Series C Preferred Shareholders
    Under EITF D-60                                                 2,423,000             --                   --
Reclassification of Unamortized Debt Issue
    Cost Associated with 8% Converted
    Debentures upon Conversion to Common Stock                        312,000             --                   --
Adjustment of TCI Acquisition                                         278,000             --                   --
Fair Value of Debt Assumed in
    Connection with Acquisition
    Of PCS Licenses                                                      --               --             16,176,673
Fair Value of Assets Acquired                                            --               --              1,114,000
Less: Cash Acquired                                                      --               --                 16,489
Conversion of Loans Receivable
    to Equity in Subsidiary                                              --               --                550,000
Issuance of Common Stock                                                 --               --                389,000
Private Placement Proceeds
Advance Reclassification
for Common Stock Sale                                               1,628,000             --                   --
Non Cash interest capitalized
on FCC Note                                                         1,829,000          248,000                 --



See Notes to Consolidated Financial Statements.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                                   Additional
                                           Preferred Stock                 Common Stock             Paid-in        Accumulated
                                        Shares         Amount          Shares       Amount          Capital          Deficit
                                        ------         ------          ------       ------          -------          -------

Balance as of December 31, 1995           --             --          253,731        $150,186      $5,320,629      ($2,947,539)
Payment of Loan for
   Purchase B Warrants                    --             --             --              --              --               --
Sale of Common Stock                      --             --            5,786           3,472         152,812             --
Issuance of Common Stock for
   Settlement of
   Potential Litigation                   --             --            2,893           1,736          72,033             --
Warrants Issued in Connection
   with Loan Agreements                   --             --             --              --           500,000             --
Sale of Common Stock                      --             --           41,667          25,000         506,250             --
Shares Issued in
   Connection with
   Marketing Agreement                    --             --            8,333           5,000         182,500             --
Shares Issued in Connection
   with Consulting Agreement              --             --          191,667         115,000       1,322,500             --
Shares Issued in Connection
   with Acquisition                       --             --           16,208           9,725         379,275             --
Conversion of Debentures                  --             --          475,569         285,341       2,924,220             --
Sale of Preferred Stock              4,000,000         40,000           --              --         5,960,000             --
Shares Issued in Connection
   with Debt Agreements                   --             --           23,333          14,000         975,601             --
Net Loss                                                                                                           (6,031,090)
                                     ---------      ---------      ---------        --------     -----------     ------------
Balance as of December 31, 1996      4,000,000        $40,000      1,019,187        $609,460     $18,295,820      ($8,978,629)
Net loss                                  --             --             --               --            --          (1,744,439)
                                     ---------        -------      ---------        --------     -----------      -----------
Balance as of March 31, 1997         4,000,000        $40,000      1,019,187        $609,460     $18,295,820     ($10,723,068)
                                  ============   ============   ============    ============    ============     ============



                                                  Notes            Discount on
                                                Receivable           Common
                                               Arising From           Stock
                                               Common Stock        Available To
                                                 Purchase            Preferred           Subscription
                                                 Warrant           Shareholders           Receivable            Total
                                              ------------        --------------        --------------          -----

Balance as of December 31, 1995                 $(59,001)                --                   --             $2,464,275
Payment of Loan for
   Purchase B Warrants                            53,300                 --                   --                 53,300
Sale of Common Stock                                --                   --                   --                156,284
Issuance of Common Stock for
   Settlement of
   Potential Litigation                             --                   --                   --                 73,769
Warrants Issued in Connection
   with Loan Agreements                             --                   --                   --                500,000
Sale of Common Stock                                --                   --                   --                531,250
Shares Issued in
   Connection with
   Marketing Agreement                              --                   --                   --                187,500
Shares Issued in Connection
   with Consulting Agreement                        --                   --                   --              1,437,500
Shares Issued in Connection
   with Acquisition                                 --                   --                   --                389,000
Conversion of Debentures                            --                   --                   --              3,209,561
Sale of Preferred Stock                             --                   --             (6,000,000)                 --
Shares Issued in Connection
   with Debt Agreements                                                                                         989,601
Net Loss                                            --                   --                   --             (6,031,090)
                                             -----------          -----------          -----------          -----------
Balance as of December 31, 1996                  $(5,701)                --            $(6,000,000)          $3,960,950
Net loss                                            --                   --                   --             (1,744,439)
                                             -----------          -----------          -----------          -----------
Balance as of March 31, 1997                     $(5,701)         $      --            $(6,000,000)          $2,216,511
                                             ===========          ===========          ===========          ===========


  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (CONTINUED)




                                                                                                         Additional
                                              Preferred Stock                 Common Stock                 Paid-in
                                           Shares           Amount        Shares           Amount          Capital
                                           ------           ------        ------           ------          -------
Balance As Of March 31, 1997
  (from previous page)                    4,000,000        $ 40,000       1,019,187       $ 609,460      $ 18,295,820
                                          =========        ========       =========       =========      ============
Sale of Common Stock
   in connection with
Private
   Placement net of $562,239
   of expenses                                 --              --           205,861        $123,516        $1,784,577
Issuance of common stock
   for consulting  services                    --              --            50,000          30,000           101,500
Exchange of Common Stock
   and Warrants into 8%
   Cumulative Convertible Debentures           --              --          (205,861)       (123,516)       (1,784,577)
Valuation of Discount
   of Common Stock Available
   to Holders of 8% Cumulative
   Convertible Debentures                      --              --              --              --           2,130,143
Valuation of Discount of
   Common Stock to Holders of
   10% One Year Promissory Notes               --              --              --              --           1,617,000
Rescission of Series B
   preferred stock                       (4,000,000)        (40,000)           --              --          (5,960,000)
Conversion of 8% cumulative
   convertible debentures into
   common stock                                --              --         3,939,442       2,422,539         1,977,795
Reclassification of
   Unamortized Debt Issue
Cost
   Associated with 8%
   Converted Debentures upon
   conversion to common stock                  --              --              --              --            (312,000)
Issuance of Common Stock
   in exchange for loans,
   subsidiary stock, Series B
   Preferred stock and
   employment agreements                       --              --           523,076         313,846           556,236
Sale of Series C preferred
   stock net of $602,500
   of expenses                                   45            --              --              --           3,897,500
Valuation of discount on
   Common Stock available
   to holders of Series C
   Preferred Stock                             --              --              --              --           2,423,000
Adjustment of TCI
   Acquisition                                                                                               (277,567)
Retirement of Note
   Receivable and Warrants                                                                                     (5,701)
Net loss                                       --              --              --              --                --
                                       ------------    ------------    ------------    ------------      ------------

Balance as of March 31, 1998                     45            --         5,531,705      $3,375,845       $24,443,726
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

In 1995, the Company formed Electrocomm Wireless, Inc., a Delaware corporation, as a subsidiary, to become a radio paging and two-way radio carrier in the New York Metropolitan Area and the State of New Jersey. The Company is presently inactive. In July 1995, the Company formed Personal Communications Network, Inc. ("PCN"), a Delaware corporation, to participate in the Federal Communications Commission ("FCC") auction for licenses to engage in personal communications services ("PCS"). On May 8, 1996 the Company obtained six PCS licenses for $26,452,200 entitling it to operate wireless PCS telephone systems covering nearly 1.5 million people in five states. On June 8, 1998, the Company elected a debt relief option (the "Disaggregation Option") offered by the FCC. The election of the Disaggregation Option for all six licenses permitted the return of 15 MHz of the 30 MHz originally awarded the Company in exchange for a reduction of the debt incurred for such licenses (see Note 3). In February 1997, four (4) officers and directors and the wife of a director of the Company acquired a 24% interest in PCN. See Note 19 as to the Company's acquisition of this 24% interest in PCN. As a result, PCN is now 100% owned by the Company.

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

On June 28, 1996, the Company acquired 51% of TCI. On January 2, 1998, the Company purchased the remaining 49% of TCI for a $90,000 cash payment.

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

(E) Revenue Recognition

It is the Company's policy to categorize revenue into either (i) sales of its paging and two way radio services, (ii) commissions for fees earned on sales of cellular radio service contracts, and (iii) sales of electronic goods. Sales of electronic goods are recognized when they are shipped.

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

(J) Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

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

NOTE 3 - PCS LICENSES

(A) The PCS licenses were awarded in a FCC "C" Block Auction. The markets awarded the Company include Elmira-Corning, New York;
Bangor/Lewiston-Auburn/Waterville- Augusta, Maine; and
Burlington/Rutland-Bennington, Vermont. The Vermont markets encompass virtually the entire state.

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

(B) On September 4, 1996, the Company entered into a Client Service Agreement with a public relations firm. Pursuant to the terms of the agreement, the firm was hired as a financial public relations consultant to promote the Company's business to the financial community. The term of the agreement was for two years. In consideration of the services to be performed by the firm, the Company issued 2,300,000 registered shares of the Company's common stock and recorded a prepaid asset of $1,437,500. The above transaction resulted in non cash expense of $1,027,911 for the year ended March 31, 1998, $177,226 for the three months ended March 31, 1997 and $232,363 for the year ended December 31, 1996. During the last quarter of fiscal 1998, the Company expensed the remaining prepaid balance of $496,233 as the public relations firm had completed all of its obligations under the agreement.

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

(5) During the 1998 fiscal third quarter, the Company borrowed $300,000 from one lender and $200,000 from a lender affiliated with the Placement Agent of the Company's August 1997 Regulation S Private Placement Offering of debentures (See
Note 7) and of its December 1997 Regulation S Private Placement Offering of shares of its 1997 Series C Preferred Stock (see Note 11). The Company agreed to issue its 10% promissory notes to the lenders in the principal amounts of the loans. The notes are payable one year after the loans together with interest at a 10% annual rate payable semi-annually in cash, or at the Company's option, in shares of Common Stock. Accrued interest on these notes was $18,110 as of March 31, 1998. The note principal is convertible at the holder's option into shares of Common Stock at a conversion price equal to the lesser of $1.125 per share or a Conversion Formula similar to the Conversion Formula of the Series C Preferred Stock. In accordance with Emerging Issues Task Force ("EITF") Abstract D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" , the Company has recorded a debt issue cost and a corresponding increase to additional paid in capital of $506,000, representing the difference between the fair market value of the Company's common stock on the date of the loan and the conversion price. The cost is being amortized over the life of the loan. In addition, the Company has agreed to issue five-year warrants to the lenders exercisable to purchase 100,000 shares of Common Stock for each $100,000 loan (i.e., an aggregate 500,000 shares of Common Stock) at an exercise price per share equal to 120% of the closing bid price for such Common Stock on the trading day immediately preceding the day of a particular loan. In accordance with SFAS No. 123, the Company has recorded a debt issue cost and a corresponding increase to additional paid in capital of $1,111,000, representing the fair value of the warrants on the date of grant. The fair value of the warrants were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: the risk free interest rate of 14%, dividend yield of 0.0%, volatility factors of the expected market price of the Corporation's common stock of 203.1% and a weighted-average expected life of the warrants of 5 years. This cost is being amortized over the life of the loan.

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

On August 7, 1997, the Company consummated a Regulation S Private Placement Offering directed to non "United States Persons" pursuant to which the Company sold $2,500,000 principal amount of the Company's 8% Cumulative Convertible Debentures (the "Debentures"). The principal amount of the Debentures are convertible into shares of the Company's common stock at the option of the holder, commencing 41 days after issuance, at a price equivalent to a 30% discount from market based upon the five (5) day average daily closing bid price, as reported on NASDAQ, for the five (5) trading days immediately preceding the applicable date of conversion. As a result of EITF D-60, the Company has recorded a finance charge and a corresponding increase to Paid in Capital of $1,071,429 attributable to the sale of the Convertible Debentures. The Debentures bear interest at the rate of 8% per annum payable on August 7 of each year commencing August 7, 1998. The Debentures are redeemable and callable for conversion under certain circumstances and are due June 30, 2000. The Company paid a placement fee equal to 10% of the gross proceeds and a 3% non-accountable expense allowance to the Placement Agent.

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

separate offering are convertible at the option of the holder commencing 180 days after issuance. As a result of EITF D-60, the Company has reduced the carrying value of the Debentures and recorded an increase in Paid In Capital and a corresponding finance charge of $1,058,715 on the sale of these convertible debenture.

As of March 31, 1998, $4,400,334 of the Debentures had been converted into 3,939,442 shares of the Company's common stock.

NOTE 8 - LONG-TERM DEBT

A summary of long-term debt follows:

                                         INTEREST           MARCH 31,
DESCRIPTION                                RATE         1998           1997
-----------                                ----         ----           ----

Convertible Debentures (Note 7)             8%           593,332           --
Installment notes payable
  monthly through August 1999 (a)           12%          151,300      243,695
Capital leases and notes(b)               Various        675,237      967,934
                                                    ------------   ----------
                                                       1,419,869    1,211,629
Less:  Current maturities                                332,524      336,073
                                                    ------------   ----------
                                                      $1,087,345    $ 875,556
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

(b) The obligations under capital leases are collateralized by paging equipment with a book value of approximately $644,000 as of March 31, 1998. The interest rates on the capitalized leases and notes range from 10% to 25% and the lease rates are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

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

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF LOSS PER SHARE


                                                                        Three
                                                       Year             Months             Year
                                                       Ended            Ended             Ended
                                                    March 31,1998   March 31, 1997   December 31, 1996
                                                    -------------   --------------   -----------------
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Before Extraordinary Income                           (4.56)            (0.14)             (1.12)
                                                    -------            -------            ------
Extraordinary Income                                    .23                --               (.01)
                                                        ===               ===               ====

Loss per Common Share                                $(4.33)           $(0.14)            $(1.13)
                                                     ------            ------              -----

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          2,422,633      12,189,174          5,337,876
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

On December 24, 1997, the new Board of Directors of the Company authorized the issuance of a minimum of 20 shares and a maximum of 45 shares of Series C Preferred Stock ("Preferred Stock") at the aggregate subscription price of $100,000 per share pursuant to an offer and sale of such Preferred Stock in a Regulation S Private Placement Offering. Holders of the Preferred Stock are entitled to receive a 10% cumulative annual dividend payable semi-annually in cash, or at the Company's option, in shares of the Company's common stock $.60 par value. The Preferred Stock is non-voting and is convertible in whole or in part at any time commencing fifty (50) days after issuance at the election of the holder, into shares of common stock at an initial conversion price equal to a 25% discount from the average closing bid price for the common stock in the over-the-counter market for the five trading days immediately preceding the conversion, said discount thereafter increasing at the rate of 2% per calendar month commencing March 1, 1998 up to a maximum discount of 35% ("the Conversion Formula"). The Company has no ability to force conversion but 24 months after issuance of the initial Preferred Stock, any outstanding Preferred Stock will automatically convert into shares of Common Stock based on the Conversion Formula then in effect. The Company paid a placement fee equal to 13% of the gross proceeds to the Placement Agent. As of December 31, 1997, the Company issued 30 shares of Preferred Stock and received $2,595,000, net of $405,000 in expenses. In accordance with EITF D-60, the Company has recorded an adjustment for the discount on Common Stock available to Preferred shareholders and a corresponding increase to additional paid in capital of $1,615,000, representing the value of the 35% conversion discount offered on the Preferred Stock. This cost is being amortized over the period in which the maximum discount will be realized, commencing with the date of the issuance.

On January 20, 1998, the Company completed its December 1997 Regulation S Private Offering through the sale of an additional 15 shares of its 1997 Series C Convertible Preferred Stock and rece ived $1,302,500 net of $197,500 in expenses. In accordance with EITF D-60, the Company has recorded an adjustment for the discount on Common Stock available to Preferred shareholders and a corresponding increase to additional paid in capital of $808,000, representing the value of the 35% conversion discount offered on the Preferred Stock. This cost is being amortized over the period in which the maximum discount will be realized, commencing with the date of the issuance.

As of March 31, 1998, there were dividends in arrears of $112,500 on the 45 shares outstanding of the Series C Convertible Preferred Stock.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

The Company adopted the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 1997, the Company had federal net operating loss carryforwards of approximately $11,000,000, which will expire beginning in fiscal 2010. These losses are limited by the provisions of Section 382 of the Internal Revenue Code due to a considered more than 50% change in ownership with the issuance of the Convertible Subordinated Debentures in August 1997. Following such a change, the utilization of tax loss carryforwards is limited to the value of the Company on the date of such change, multiplied by the Federal long-term exempt rate (the "annual limitation"). To the extent amounts available under the annual limitation are not used, they may be carried forward for the remainder of 15 years from the date the losses were originally incurred. As a result of the change in ownership, use of net operating losses will be limited to approximately $300,000 per year subject to certain additional limitations.

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

Options Outstanding are summarized as follows:


                                                    Year Ended         Three Months Ended            Year Ended
                                                  March 31, 1998         March 31, 1997          December 31, 1996
                                                  --------------         --------------          -----------------
Options outstanding at Beginning of Year              80,000                 80,000                    20,000

Options Granted                                    1,548,077 (a)               --                      60,000
Options Expired                                          --                    --                        --
Options Exercised                                   (523,077)                  --                        --
Options Transferred                                      --                    --                        --
Options Cancelled                                    (80,000)                  --                        --
                                                     -------                 ------                    ------
Options outstanding at End of Year
                                                   1,025,000                 80,000                    80,000
                                                   =========                 ======                    ======

Exercise Price per Share                          $.62-$2.29               $1.80-$3.80              $1.80-$3.80
Fair Value of Options Granted                          $1.66                   --                        $26.20


(a) 945,000 of the options granted during the year ended March 31, 1998 were under the October 30, 1997 Incentive Stock Option Plan approved by the shareholders on May 28, 1998 ("1997 Plan") and 80,000 options were granted via Board of Directors approval in September 1997. The remaining 603,077 options granted during the year ended March 31, 1998 were pursuant to the unanimous written consent of the Board of Directors on September 29, 1997.

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

NOTE 16 - BUSINESS PLAN AND LIQUIDITY

In conjunction with the relocation of the Company's corporate headquarters and paging operations from Fairfield, New Jersey to New York and an exit from the two-way radio business in the fiscal 1998 fourth quarter, the Company reduced its fixed assets in the amount of approximately $390,000. Management has also made the decision to discontinue reselling paging airtime for Skytel and other paging carriers and focus its sales efforts on adding direct subscribers to the Company's 900 MHz Glenayre paging system. In connection with this decision, Management has entered into a settlement agreement effective July 1, 1998 with Skytel. Pursuant to the terms of the settlement agreement, the Company will pay Skytel approximately $98,000 and tender its Skytel customer base and the corresponding accounts receivable to Skytel, who will assume all future billing, collections and customer service. Skytel will apply 25% of all future cash collections from the transferred customer base against the remaining balance due to Skytel after payments made under the Settlement Agreement. Once the balance due Skytel has reached $75,000, Skytel will release the Company from any further obligations under the Settlement Agreement. Similar agreements are currently being negotiated with other carriers where the Company is acting as a reseller of airtime.

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

The Company's financial statements for the year ended March 31, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has continued to incur net losses with a net loss of $10,480,393 for the year ended March 31, 1998. The Company has a working capital deficiency of $752,259 at March 31,1998 and its cash used by operations during fiscal year ended March 31, 1998 was $4,249,713. If cash flows from operations were assumed to be the same for the fiscal year 1999 as 1998, the Company would continue to have a working capital deficiency. Recognizing that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources, management has retained a public relations firm and certain other independent consultants to assist it in taking steps to minimize this cash shortfall and to assist it in identifying entities interested in its business. However, no assurances can be given that the efforts of the Company or that of its consultants will be successful in raising additional capital. Furthermore, there can be no assurance, assuming the Company raises additional funds, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, the Company may be required to seek bankruptcy protection from its creditors.

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

On June 8, 1998, the Company elected the Disaggregation Option. As a result, 15 MHz of the 30 MHz of spectrum awarded under the licenses were returned to the FCC. Accrued interest due to the FCC of $2,233,418 was reduced by $1,810,300 to $423,118 after applying a credit for 40% of the downpayment forfeiture of $529,044 and a credit for 50% of the interest payments made of $164,547. Total accrued interest due to the FCC of $423,118 is to be paid in eight quarterly installments of approximately $53,000. Quarterly interest payments due on the FCC notes were reduced from $416,622 to $208,311. The first payments due the FCC for interest on the notes is currently $261,200 and is due on July 31, 1998. Debt incurred for the licenses was reduced from $23,806,980 to $11,903,490 ($8,342,780 when discounted using an imputed interest rate of 14% - see Note 1(H)).
After applying the effects of the Disaggregation election, the Company's March 31, 1998 Balance Sheet (summarized by major caption) would be:

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