Form 10QSB
period 1998-06-30
ELECTRONICS COMMUNICATIONS CORP
filed 1998-08-19
CIK 926366

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                   FORM 10QSB

                           --------------------------


(MARK ONE)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998


                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from---------------- to ---------------

                         COMMISSION FILE NUMBER 1-13764


                        NORTHEAST DIGITAL NETWORKS, INC.
                   (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    Delaware                               11-2649088
         (STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


              425 Broad Hollow Road
               Melville, New York                             11747
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

                             Yes [X]        No [ ]

     The number of shares of the registrant's common stock ($.60 par value) outstanding as of August 15, 1998 was 12,555,071 shares.



================================================================================

                        NORTHEAST DIGITAL NETWORKS, INC.
          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                                      INDEX


     PART I. FINANCIAL INFORMATION


     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of June 30, 1998 (unaudited) and March 31, 1998

             Consolidated Statements of Operations for the three months ended June 30, 1998 (unaudited) and 1997 (unaudited)

             Consolidated Statements of Cash Flows for the three months ended June 30, 1998 (unaudited) and 1997 (unaudited)

             Consolidated Statement of Changes in Stockholders' Equity for the three months ended June 30, 1998 (unaudited)

             Notes to Consolidated Financial Statements

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     PART II. OTHER INFORMATION

              SIGNATURE PAGE

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                    JUNE 30,         MARCH 31,
ASSETS                                                1998             1998
                                                   ----------       ----------
                                                  (UNAUDITED)

CURRENT ASSETS:
   Cash ....................................     $  1,087,815      $  1,767,930
   Accounts Receivable
     (Net of $71,000 Allowance for
      Doubtful Accounts at
     June 30, 1998 and March 31, 1998) .....           48,919            62,217
   Prepaid Expenses ........................           20,164            21,071
                                                 ------------      ------------
           TOTAL CURRENT ASSETS ............        1,156,898         1,851,218
                                                 ------------      ------------

PROPERTY AND EQUIPMENT:
   Property and Equipment ..................        1,655,573         1,686,122
   Accumulated Depreciation ................         (657,852)         (649,732)
                                                 ------------      ------------
           NET PROPERTY AND EQUIPMENT ......          997,721         1,036,390
                                                 ------------      ------------

OTHER ASSETS:
   PCS Licenses ............................       12,440,526        22,300,351
   Deferred Registration Costs
     and Loan Origination Fees .............           13,701            13,701
   Paging System Costs .....................          663,848           676,614
   Debt Issue Cost .........................          615,089         1,020,000
   Security Deposits and Other Assets ......          112,379           113,965
                                                 ------------      ------------
           TOTAL OTHER ASSETS ..............       13,845,543        24,124,631
                                                 ------------      ------------
TOTAL ASSETS ...............................     $ 16,000,162      $ 27,012,239
                                                 ============      ============


                See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                     JUNE 30,         MARCH 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1998             1998
                                                    ----------       ----------
                                                   (UNAUDITED)

CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses .....    $  1,429,345     $  1,316,606
   Notes Payable--Other ......................         808,177          795,677
   Current Portion of Long Term Debt .........         377,305          332,524
   Current Portion of Note Payable to FCC ....         419,871          158,670
                                                  ------------     ------------
          TOTAL CURRENT LIABILITIES ..........       3,034,698        2,603,477
                                                  ------------     ------------

LONG TERM LIABILITIES:
   Notes Payable to FCC ......................       8,639,281       18,760,307
   Long Term Debt ............................         481,762        1,087,345
                                                  ------------     ------------
          TOTAL LONG TERM LIABILITIES ........       9,121,043       19,847,652
                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, no par value, 45
     authorized Series C Non-voting
     Convertible 30.5 Shares issued
     and outstanding at June 30, 1998
     and 45 at March 31, 1998 ................            --               --
   Common Stock, par value $.60 per share,
     40,000,000 authorized, 10,102,323
     issued and outstanding at
     June 30, 1998 and 5,531,705
     at March 31, 1998 .......................       6,118,216        3,375,845
   Additional Paid-In Capital ................      22,189,908       24,443,726
   Accumulated Deficit .......................     (22,792,177)     (21,203,461)
   Discount on Common Stock available to
     Series C Preferred Shareholders .........      (1,671,526)      (2,055,000)
                                                  ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY .........       3,844,421        4,561,110
                                                  ------------     ------------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY .....................    $ 16,000,162     $ 27,012,239
                                                  ============     ============

                See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE               THREE
                                              MONTHS ENDED        MONTHS ENDED
                                              JUNE 30, 1998       JUNE 30, 1997
                                              -------------       -------------
                                               (UNAUDITED)         (UNAUDITED)

REVENUES:
   Paging & Two Way Radio ...................   $   203,339        $   545,532
   Commissions ..............................          --               95,573
   Electronics ..............................          --                9,614
                                                -----------        -----------

          TOTAL REVENUES.....................       203,339            650,719
                                                -----------        -----------


COST OF SALES:
   Paging & Two Way Radio ...................       171,463            347,167
   Commissions ..............................          --               85,663
   Electronics ..............................          --                9,421
                                                -----------        -----------

          TOTAL COST OF SALES ...............       171,463            442,251
                                                -----------        -----------

          GROSS PROFIT (LOSS) ...............        31,876            208,468
                                                -----------        -----------


SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:
   Selling ..................................          --              542,204
   General and Administrative ...............       800,510            938,195
                                                -----------        -----------

          TOTAL SELLING, GENERAL AND
             ADMINISTRATIVE EXPENSES ........       800,510          1,480,399
                                                -----------        -----------

INCOME (LOSS) FROM OPERATIONS ...............      (768,634)        (1,271,931)
                                                -----------        -----------


OTHER (INCOME) EXPENSE:
   Interest Expense .........................       838,800             94,263
   Interest Income ..........................       (18,718)              (430)
                                                -----------        -----------

          TOTAL OTHER (INCOME) EXPENSE ......       820,082             93,833
                                                -----------        -----------

LOSS BEFORE MINORITY INTEREST ...............    (1,588,716)        (1,365,764)
                                                -----------        -----------

MINORITY INTEREST IN GAIN (LOSS) OF
CONSOLIDATED SUBSIDIARIES ...................          --               (3,802)
                                                -----------        -----------

NET LOSS ....................................   $(1,588,716)       $(1,369,566)
                                                ===========        ===========

LOSS PER COMMON SHARE .......................   $     (0.19)       $     (1.30)
                                                ===========        ===========

                See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS               THREE MONTHS
                                                                             ENDED                      ENDED
                                                                         JUNE 30, 1998              JUNE 30, 1997
                                                                         ------------               ------------
                                                                          (UNAUDITED)               (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Loss ...................................................           $(1,588,716)               $(1,369,566)

   Adjustments to Reconcile Net Loss to
     Net Cash Used By Operations:

  Issuance of Common Stock for Interest Expense ...............                  --                       33,334

   Depreciation and Amortization ..............................                84,928                    355,481

   Provision for Bad Debts ....................................                  --                        4,404

   Non-cash Amortization of Finance Charges ...................               787,645                       --

   Marketing Service Contracts ................................                  --                      177,226

   Minority Interest in Loss (Income) .........................                  --                       (3,802)

   Changes in:

   Accounts Receivable ........................................                13,298                    (49,871)

   Inventories ................................................                  --                       70,360

   Prepayments ................................................                   907                       --

   Accounts Payable and Accrued Expenses ......................               112,673                    (45,217)

   Accrued Interest ...........................................                19,387                    416,622

   Security Deposits and Other ................................                 1,586                     (1,075)
                                                                          -----------                -----------


           TOTAL ADJUSTMENTS ..................................             1,020,424                    957,462
                                                                          -----------                -----------


NET CASH USED IN OPERATING ACTIVITIES .........................              (568,292)                  (412,104)
                                                                          -----------                -----------

                See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           THREE MONTHS            THREE MONTHS
                                                                               ENDED                   ENDED
                                                                           JUNE 30, 1998           JUNE 30, 1997
                                                                           -------------           -------------
                                                                            (UNAUDITED)             (UNAUDITED)

CASH FLOWS FROM INVESTING ACTIVITIES
   PCS License ................................................               $      --              $  (448,793)

   Additions to Property and Equipment ........................                   (32,687)                (5,524)

   Other Asssets ..............................................                      --                   (5,599)
                                                                              -----------            -----------


NET CASH USED IN INVESTING ACTIVITIES .........................                   (32,687)              (459,916)
                                                                              -----------            -----------


CASH FLOWS FROM FINANCING ACTIVITIES

   Deferred Private Placement Costs ...........................                      --                  347,971

   Payment for Deferred Registration Costs ....................                      --                 (137,969)

   Net Proceeds (Payments) of Shareholder Loans ...............                      --                   20,389

   Private Placement Advance ..................................                      --               (1,628,254)

   Payments of Bank Loans .....................................                      --                 (364,059)

   Proceeds from Debentures Advance ...........................                      --                1,061,302

   Principal payments of Capital Lease Obligations ............                   (54,261)               (57,292)

   Proceeds from Sale of Common Stock .........................                      --                1,604,759

   Payments of Long Term Debt .................................                   (24,875)                  --
                                                                              -----------            -----------


NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ..............                   (79,136)               846,847
                                                                              -----------            -----------


NET INCREASE (DECREASE) IN CASH ...............................                  (680,115)               (25,173)
                                                                              -----------            -----------

CASH, BEGINNING OF PERIOD .....................................                 1,767,930                 48,620
                                                                              -----------            -----------


CASH, END OF PERIOD ...........................................               $ 1,087,815            $    23,447
                                                                              ===========            ===========

                 See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           THREE MONTHS            THREE MONTHS
                                                                               ENDED                   ENDED
                                                                           JUNE 30, 1998           JUNE 30, 1997
                                                                           -------------           -------------
                                                                            (UNAUDITED)              (UNAUDITED)
SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS

  CASH PAID DURING THE PERIOD FOR:

   Interest ...................................................               $   31,768               $   94,263

   Taxes ......................................................                     --                       --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

   Common Stock Issued for Payment of Loan Payable ............                     --                    375,000

   Exchange of Convertible Debt for Common Stock ..............                  448,553                     --

   Exchange of Preferred Stock for Common Stock ...............                2,077,478                     --

   Non Cash interest capitalized on Note Payable to FCC .......                  208,311                     --




                 See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                        PREFERRED STOCK              COMMON STOCK
                                      ------------------       ----------------------
                                       SHARES     AMOUNT        SHARES         AMOUNT
                                      -------     ------       ---------------------

Balance as of March 31, 1998 .....        45        --         5,531,705   $  3,375,845

Conversion of 8% cumulative
  convertible debentures into
  Common Stock ...................        --        --         1,108,155        664,893

Conversion of Series C Preferred
  Stock into Common Stock ........     (14.5)       --         3,462,463      2,077,478

Amortization of discount on Common
   Stock available to Preferrred
   Shareholders ..................        --        --              --             --

Net Loss..........................
                                     -------    ------      ------------   ------------

Balance as of June 30, 1998 ......      30.5        --        10,102,323   $  6,118,216
                                     =======    ======      ============   ============




                                                                                        DISCOUNT ON
                                                                    NOTES RECEIVABLE      COMMON
                                                                      ARISING FROM        STOCK
                                      ADDITIONAL                      COMMON STOCK      AVAILABLE TO
                                        PAID-IN      ACCUMULATED        PURCHASE          PREFERRED    N
                                        CAPITAL        DEFICIT           WARRANT        SHAREHOLDERS          TOTAL
                                      ----------     ------------       ---------       ------------        ---------
Balance as of March 31, 1998 .....   $ 24,443,726    $(21,203,461)           --        $(2,055,000)       $  4,561,110

Conversion of 8% cumulative
  convertible debentures into
  Common Stock ...................       (176,340)           --              --               --               488,553

Conversion of Series C Preferred
  Stock into Common Stock ........     (2,077,478)           --              --               --                  --

Amortization of discount on Common
   Stock available to Preferrred
   Shareholders ..................           --              --              --            383,474             383,474

Net Loss..........................                     (1,588,716)           --               --            (1,588,716)
                                     ------------    ------------        --------     ------------        ------------

Balance as of June 30, 1998 ......   $ 22,189,908    $(22,792,177)       $   --       $ (1,671,526)       $  3,844,421
                                     ============    ============        ========     ============        ============


                 See Notes to Consolidated Financial Statements.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

     In 1995, the Company formed Electrocomm Wireless, Inc., a Delaware corporation, as a subsidiary, to become a radio paging and two-way radio carrier in the New York Metropolitan Area and the State of New Jersey. The Company is presently inactive. In July 1995, the Company formed Personal Communications Network, Inc. ("PCN"), a Delaware corporation, to participate in the Federal Communications Commission ("FCC") auction for licenses to engage in personal communications services ("PCS"). On May 8, 1996, the Company obtained six PCS licenses for $26,452,200 entitling it to operate wireless PCS telephone systems covering nearly 1.5 million people in five states. On June 8, 1998, the Company elected a debt relief option (the "Disaggregation Option") offered by the FCC. The election of the Disaggregation Option for all six licenses permitted the return of 15 MHz of the 30 MHz originally awarded the Company in exchange for a reduction of the debt incurred for such licenses (see Note 2). PCN is 100% owned by the Company.

     On  March  22,  1996,  Threshold  Communications,   Inc.  ("TCI")  acquired
substantially all of the assets and assumed certain liabilities of General Communications and Electronics, Inc. ("GCE"). GCE is in the business of reselling paging air time to corporate clients. TCI also acquired as part of this transaction 56 2/3% of the outstanding stock of General Towers of America, Inc. (which engages in the business of providing two way radio services in the New York Metropolitan Area). TCI and its subsidiary General Towers of America, Inc. ("GTA") are treated as subsidiaries of the Company. During the first quarter of fiscal 1999, GTA ceased all operations.

     On June 28, 1996, the Company acquired 51% of TCI. On January 2, 1998, the Company purchased the remaining 49% of TCI for a $90,000 cash payment.

     On July 31, 1997, the Company's board of directors effected a 1 for 12 reverse stock split of its $.05 par value common stock. The new common stock has a $.60 per share par value. On May 28, 1998, the Company's stockholders ratified the reverse stock split at a special meeting of stockholders. All references to number of common shares for all periods presented reflects the ratification and have been retroactively restated for the reverse stock split. See Note 15 for discussion of proposed 1 for 8 reverse stock split.

     On August 11, 1997, the Company changed its fiscal year end from December 31 to March 31.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10KSB as amended for the year ended March 31, 1998.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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


   (F) CONCENTRATION OF CREDIT RISK

     The Company maintains its major cash accounts in banks in New York. The total cash deposits are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. Uninsured balances at June 30, 1998 totaled approximately $1,107,000.


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


   (H) FAIR VALUE OF FINANCIAL INSTRUMENTS

     At June 30, and March 31, 1998, the fair values of cash, accounts receivable, non-convertible short term debt and current portion of long-term debt and accounts payable, approximated their carrying values because of the short-term nature of these instruments. The fair value and carrying amount of the Company's long term notes payable to the FCC with an actual interest rate of 7% and the corresponding PCS Licenses were adjusted to reflect an imputed interest rate of 14% which more closely corresponds to the Company's borrowing rate.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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


   (K) RECLASSIFICATIONS

     Certain amounts from previous periods have been reclassified to conform to the current presentation.


NOTE 2 -- PCS LICENSES

     The PCS licenses were awarded in a FCC "C" Block Auction. The markets awarded the Company include Elmira-Corning, New York; Bangor/Lewiston-Auburn/ Waterville-Augusta, Maine; and Burlington/Rutland-Bennington, Vermont. The Vermont markets encompass virtually the entire state.

     The Maine markets cover a majority of the population and most of the state geographically. The licenses expire and are subject to renewal after ten (10) years.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 -- PCS LICENSES (CONTINUED)

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

     On October 16, 1997, in an effort to bring relief to C-Block license holders, the FCC offered three options. The three options are as follows: (1) an "Amnesty Option" permitting return of the licenses which will result in the forfeiture of the original down payment of $2,645,220 and the return to the Company of the previous installments paid which amount to approximately $286,000; (2) a "Disaggregation Option" permitting the return of 15 megahertz of the 30 megahertz of spectrum awarded under the licenses, back to the FCC and reducing the current note payable to the FCC by 50%; and (3) a "Prepayment Option" permitting the exchange of all licenses in a particular BTA for a partial reduction of the current note payable to the FCC (equal to 70% of the total down payments of the surrendered licenses).

     On June 8, 1998, the Company elected the Disaggregation Option. As a result, 15 MHz of the 30 MHz of spectrum awarded under the licenses were returned to the FCC. Accrued and capitalized interest due to the FCC of $2,233,418 was reduced by $1,810,300 to $423,118 after applying a credit for 40% of the downpayment forfeiture of $529,044 and a credit for 50% of the interest payments made of $164,547. Total accrued interest due to the FCC of $423,118 is to be paid in eight quarterly installments of approximately $53,000. Quarterly interest payments due on the FCC notes were reduced from $416,622 to $208,311. The first payments due the FCC for interest on the notes is currently $261,200 and was due on July 31, 1998. The Company deferred the payment of the July 31, 1998 amounts due until October 31, 1998. Debt incurred for the licenses was reduced from $23,806,980 to $11,903,490 ($8,342,780 when discounted using an imputed interest rate of 14% - see Note 1(H)).

     Included in the license costs are certain legal fees incurred in obtaining the license. Capitalized PCS interest in the amount of $423,118 and $2,233,418 is included in PCS Licenses at June 30, 1998 and March 31, 1998, respectively, and represents interest capitalized in conjunction with these licenses. The Company has not begun PCS service and will require substantial additional financing to pay the balance of the purchase price for the PCS licenses and to construct the system prior to initiating PCS service. No assurance can be given that such financing will become available. Assuming inception of PCS services, the Company will amortize the licenses and related costs over a forty-year period.


NOTE 3 -- PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                    June 30,         March 31,
                                                      1998             1998
                                                    ---------       ----------
            Paging equipment                       $1,566,571       $1,619,250
            Computer and other equipment               69,890           47,917
            Leasehold improvements,
            furniture and fixtures                     19,112           18,955
                                                   ----------       ----------
                                                    1,655,573        1,686,122
            Less: Accumulated depreciation
            and amortization                         (657,852)        (649,732)
                                                   ----------       ----------
                                                     $997,721       $1,036,390
                                                   ==========       ==========

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- NOTES PAYABLE


   (A) NOTES PAYABLE -- FCC

     After applying the effects of the election of the Disaggregation Option as discussed in Note 2, Notes Payable--FCC consist of six 7% 10 year notes aggregating $11,903,490 ($8,427,723 when discounted using the imputed interest rate of 14%--see Note 1(H)). Accrued interest as of June 30, 1998 amounted to $631,429 for a total obligation of $9,059,152 of which $419,871 is current. The notes are payable in quarterly installments of interest only for the first six years and principal plus interest thereafter. The notes are secured by the PCS licenses. The interest payment due December 31, 1996 was partially paid on March 31, 1997. The Company has not made a quarterly interest payment since March 31, 1997. This non-payment is due to an FCC moratorium on quarterly interest payments.


   (B) NOTES PAYABLE -- OTHER

     (1) In connection with the Company's acquisition of the 51% interest in TCI, the Company was contingently liable to pay the difference between the market value at the date of acquisition of the Company's common stock used as consideration for a portion of the acquisition price and the average market price of the Company's stock during the period in which a restriction on the resale of the stock expired. This resulted in the recognition of an obligation for $277,567 as of March 31, 1998.

     (2) During the 1998 fiscal third quarter, the Company borrowed $300,000 from one lender and $200,000 from a lender affiliated with the Placement Agent of the Company's August 1997 Regulation S Private Placement Offering of debentures (See Note 6) and of its December 1997 Regulation S Private Placement Offering of shares of its 1997 Series C Preferred Stock (see Note 10). The Company agreed to issue its 10% promissory notes to the lenders in the principal amounts of the loans. The notes are payable one year after the loans together with interest at a 10% annual rate payable semi-annually in cash, or at the Company's option, in shares of Common Stock. Accrued interest on these notes was $30,610 as of June 30, 1998. The note principal is convertible at the holder's option into shares of Common Stock at a conversion price equal to the lesser of $1.125 per share or a Conversion Formula similar to the Conversion Formula of the Series C Preferred Stock. In accordance with Emerging Issues Task Force ("EITF") Abstract D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature", the Company has recorded a debt issue cost and a corresponding increase to additional paid in capital of $506,000, representing the difference between the fair market value of the Company's common stock on the date of the loan and the conversion price. The cost is being amortized over the life of the loan. In addition, the Company has agreed to issue five-year warrants to the lenders exercisable to purchase 100,000 shares of Common Stock for each $100,000 loan (i.e., an aggregate 500,000 shares of Common Stock) at an exercise price per share equal to 120% of the closing bid price for such Common Stock on the trading day immediately preceding the day of a particular loan. In accordance with SFAS No. 123, the Company has recorded a debt issue cost and a corresponding increase to additional paid in capital of $1,111,000, representing the fair value of the warrants on the date of grant. The fair value of the warrants were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: the risk free interest rate of 14%, dividend yield of 0.0%, volatility factors of the expected market price of the Corporation's common stock of 203.1% and a weighted-average expected life of the warrants of 5 years. This cost is being amortized over the life of the loan.

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

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5  --  PRIVATE  PLACEMENT  OF  SECURITIES  AND  8%  CUMULATIVE  CONVERTIBLE
DEBENTURES

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

     At the same time, but separate from the Regulation S Private Placement Offering, $2,470,334 principal amount of the Debentures were offered to those persons who subscribed to and participated in the Company's April 1997 Private Placement of the units. Those investors were offered the opportunity to exchange all, but not less than all, of their units for Debentures, on a dollar for dollar basis. As a result, effective August 7, 1997, the holders of the April 1997 Private Placement units exchanged their units for an aggregate $2,470,334 principal amount of the 8% Convertible Debentures. The Debentures in this separate offering are convertible at the option of the holder commencing 180 days after issuance. As a result of EITF D-60, the Company has reduced the carrying value of the Debentures and recorded an increase in Paid In Capital and a corresponding finance charge of $1,058,715 on the sale of these convertible debentures.

     As of June 30, 1998, $4,870,334 of the Debentures had been converted into 5,047,597 shares of the Company's common stock.


NOTE 6 -- LONG-TERM DEBT

     A summary of long-term debt follows:

                                              Interest    June 30,     March 31,
        Description                             Rate       1998         1998
                                               -------    -------    ----------

        Convertible Debentures (Note 5)           8%     $ 111,666     $593,332
        Installment notes payable
        monthly through August 1999 (a)          12%       126,425      151,300
        Capital leases and notes (b)         Various       620,976      675,237
                                                         ---------    ---------
                                                           859,067    1,419,869
        Less: Current maturities                           377,305      332,524
                                                         ---------    ---------
                                                         $ 481,762   $1,087,345
                                                         =========    =========

     (a) In connection with TCI'S acquisition of GCE, the Company assumed a $350,000 non-interest bearing note. The outstanding principal amount of this non-interest bearing note was $136,111 and $165,278 at June 30 and March 31, 1998, respectively, less unamortized discount (discount is based on interest of 12%) for a net balance of $126,425 and $151,300, respectively.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- LONG-TERM DEBT (CONTINUED)

     (b) The obligations under capital leases are collateralized by paging equipment with a book value of approximately $599,000 as of June 30, 1998. The interest rates on the capitalized leases and notes range from 10% to 25% and the lease rates are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

     Long-term debt at June 30, 1998 matures as follows:

                          Year Ending June 30:
                           -------------------

                                  1999                      $ 377,305
                                  2000                        319,506
                                  2001                        150,068
                                  2002                         12,188
                                                             --------
                                                             $859,067
                                                             ========

NOTE 7 -- SUPPLEMENTAL DISCLOSURE OF LOSS PER SHARE

     Basic and Diluted Income (Loss) Per Common Share:

                                             Three Months        Three Months
                                                 Ended               Ended
                                             June 30, 1998       June 30, 1997
                                             -------------       -------------


     Loss per Common Share                        (0.19)               (1.30)
                                               --------            ---------
     Weighted Average Common Shares
     Outstanding                              8,153,337            1,052,820
                                              =========            =========


NOTE 8 -- CONVERTIBLE PREFERRED STOCK

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

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 -- CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

     As of June 30, 1998, 14.5 shares of the Series C Convertible Preferred Stock had been converted into 3,462,463 shares of the Company's common stock. (See Note 15 (A)).

     As of June 30,  1998,  there were  dividends  in arrears of $152,500 on the
30.5 shares outstanding of the Series C Convertible Preferred Stock.

NOTE 9 -- INCOME TAXES

     The Company adopted the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 1997, the Company had federal net operating loss carryforwards of approximately $11,000,000, which will expire beginning in fiscal 2010. These losses are limited by the provisions of Section 382 of the Internal Revenue Code due to a considered more than 50% change in ownership with the issuance of the Convertible Subordinated Debentures in August 1997. Following such a change, the utilization of tax loss carryforwards is limited to the value of the Company on the date of such change, multiplied by the Federal long-term exempt rate (the "annual limitation"). To the extent amounts available under the annual limitation are not used, they may be carried forward for the remainder of 15 years from the date the losses were originally incurred. As a result of the change in ownership, use of net operating losses will be limited to approximately $300,000 per year subject to certain additional limitations.
     The Company has deferred tax asset of approximately $1,500,000 at December 31, 1997, representing principally the tax benefit of the loss carry forwards under Section 382 and for periods subsequent to the effective date of the Plan. This deferred tax asset has been offset by a 100% valuation allowance. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on the Company's operating results to date a full valuation allowance has been recorded at December 31, 1997.


NOTE 10 -- STOCK OPTIONS AND WARRANTS


STOCK OPTIONS

     On October 30, 1997, the Board of Directors of the Company (the "Board"), subject to shareholder approval, adopted the October 30, 1997 Stock Option Plan (the "1997 Plan"). The aggregate number and class of shares which may be the subject of options granted pursuant to the 1997 Plan is 1,000,000 shares of Common Stock, $.60 par value, of the Company. The options to be granted may, at the discretion of the Company, be designated to be options which will qualify for incentive stock option treatment ("ISO's) under the Internal Revenue Code of 1986, as amended (the "Code") or options which will not so qualify
("Non-ISO's"). Officers, directors and key employees of the Company or subsidiaries of the Company, as determined by the Board, shall be eligible to receive options under the 1997 Plan. The exercise price for the Shares purchasable under ISOs granted pursuant to the 1997 Plan shall not be less than 100%, or, in the case of an ISO granted to a Ten Percent Shareholder, 110%, of the fair market value per share of the Shares subject to the ISO under the plan at the Date of Grant, as determined by the Board. Under the 1997 Plan, the Board shall have absolute discretion in determining the period during which, the rate at which, and the terms and conditions upon which any option granted may be exercised. Except as set forth in the 1997 Plan, ISOs shall terminate upon the date of voluntary or involuntary termination of employment regardless of the expiration date specified in such ISO. No option granted under the Plan may be sold, pledged, assigned or transferred in any manner except to the extent that options may be exercised by an executor or administrator upon the death of the holder.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- STOCK OPTIONS AND WARRANTS (CONTINUED)

     The 1997 Plan and any options granted pursuant to the 1997 Plan prior to May 28, 1998 received approval of the shareholders at the special meeting in lieu of an annual meeting held on May 28, 1998.

     NON-ISO's ISSUED AND OUTSTANDING AT JUNE 30, 1998 ARE AS FOLLOWS:

                                          Shares    Exercise  Price   Expiration
                                         Issuable      Per Share         Date
                                          -------      --------        --------
   Non-ISO's Issued to
   President and CEO in October 1997      300,000         (a)           9/2007
   Non-ISO's Issued to                    145,000         (b)            (b)
   Directors in October 1997
   Non-ISO's issued to former
   Director and employee                  230,000        $2.25          9/2002
                                          -------
                                Total     675,000
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

     ISO's ISSUED AND OUTSTANDING AT JUNE 30, 1998 ARE AS FOLLOWS:

                                         Shares     Exercise Price    Expiration
                                        Issuable       Per Share         Date
                                         -------       --------        --------
       ISO's issued to President         200,000       $1.453125          (c)
       & CEO in October 1997
       ISO's issued to Secretary,        100,000       $2.109375        12/2002
       Executive VP and CFO
       ISO's issued to Vice
       President of Operations            50,000          (d)           1/2003
                                         -------
           Total                         350,000
                                         =======

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

     (d) The exercise price equals the mean between the closing bid and the closing asked prices for the Company's common stock in the over-the-counter market on February 19, 1998.

     On July 31, 1998, the board of directors approved the issuance to certain key employees options to purchase an aggregate of 100,000 shares of the Company's Common Stock at an exercise price of $.75 per share. These options are subject to shareholder approval of an increase in the number of shares authorized under the 1997 plan.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- STOCK OPTIONS AND WARRANTS (CONTINUED)

     Options outstanding are summarized as follows:

                                          Three Months
                                              Ended               Year Ended
                                          June 30, 1998         March 31, 1998
                                        ----------------       ----------------
  Options Outstanding at
     Beginning of Year                      1,025,000                  80,000
  Options Granted                                  --               1,548,077(a)
  Options Expired                                  --                      --
  Options Exercised                                --                (523,077)
  Options Transferred                              --                      --
  Options Cancelled                                --                 (80,000)
                                         ------------             -----------
  Options Outstanding at End of Year        1,025,000               1,025,000
                                         ============             ===========
  Exercise Price per Share                 $.62-$2.29              $.62-$2.29
  Fair Value of Options Granted                 $1.66                   $1.66

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

     At June 30, 1998, options to purchase 45,000 shares were available for grant under the 1997 Plan.

     Proforma results of operations, had FAS 123 been used to account for stock-based compensation cost, would have resulted in additional compensation expense of approximately $2,966,000 for the year ended March 31, 1998 resulting in a proforma net loss of approximately $13,446,000 for that same reporting period.

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


WARRANTS

     As of June 30, 1998, there are five-year warrants outstanding exercisable to purchase 500,000 shares of Common Stock that were issued in connection with a lending transaction as discussed more fully in Note 4(B)(2).

     As of June 30, 1998, there were Class B Warrants outstanding exercisable to purchase an aggregate 27,750 shares of the Company's common stock at an exercise price of $1.20 per share.


NOTE 11 -- OPERATING LEASE

     On December 8, 1997 the Company entered into a five year operating lease expiring December 31, 2002 for 1,500 square feet of office space in Melville, Long Island, New York. Minimum future rental payments under this operating lease, including electric is $35,735 per annum.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 -- BUSINESS PLAN AND LIQUIDITY

     Management has made the decision to discontinue reselling paging airtime for Skytel, a nationwide paging carrier, and other paging carriers and focus its sales efforts on adding direct subscribers and resellers to the Company's 900 MHz Glenayre paging system. In connection with this decision, Management has entered into a settlement agreement effective July 1, 1998 with Skytel. Pursuant to the terms of the settlement agreement, the Company will pay Skytel approximately $98,000 and tender its Skytel customer base and the corresponding accounts receivable to Skytel, who will assume all future billing, collections and customer service. Skytel will apply 25% of all future cash collections from the transferred customer base against the remaining balance due to Skytel after payments made under the Settlement Agreement. Once the balance due to Skytel of approximately $194,000 (after applying the $98,000 payment discussed above) has reached $75,000, Skytel will release the Company from any further obligations under the Settlement Agreement.

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

     See Note 2 for further discussion of debt reduction resulting from the Company's election of the Disaggregation Option. Based on management's continuing negotiations for vendor and other third party financing, election of the Disaggregation Option as discussed in Note 2 should enhance PCN's ability to secure such financing.

     The Company's financial statements for the three months ended June 30, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has continued to incur net losses with a net loss of $1,588,716 for the three months ended June 30, 1998. The Company had a working capital deficiency of $1,877,800 at June 30,1998 and its cash used by operations during the three months ended June 30, 1998 was $568,292. If cash flows from operations were assumed to be the same for the fiscal year 1999 as 1998, the Company would continue to have a working capital deficiency. Recognizing that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources, management has retained a public relations firm and certain other independent consultants to assist it in taking steps to minimize this cash shortfall and to assist it in identifying entities interested in its business. However, no assurances can be given that the efforts of the Company or that of its consultants will be successful in raising additional capital. Furthermore, there can be no assurance, assuming the Company raises additional funds, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, the Company may be required to seek bankruptcy protection from its creditors.


NOTE 13 -- CONTINGENT LIABILITIES

     On July 31, 1998, the Company (by order of the board of directors) entered into an amended and restated employment agreement with the president. The term of the agreement is for five years commencing on November 1, 1997 and expiring October 31, 2002 with compensation of approximately $975,000 over the five-year term. On July 31, 1998, the Company (by order of the board of directors) entered into an amended and restated employment agreement with the chief financial officer. The term of the agreement is for five years commencing on January 2, 1998 and expiring on January 1, 2003 with compensation of approximately $815,000 over the five-year term.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 -- PENDING LITIGATION

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

NOTE 15 -- SUBSEQUENT EVENTS

     (A) As of August 15, 1998, an additional 4.85 shares of the 1997 Series C Convertible Preferred Stock had been converted into 2,258,161 shares of the Company's Common Stock.

     (B) In response to a notice that its common stock would be delisted from trading on the NASDAQ Small Cap Market due to failure to maintain a minimum $1.00 bid price in the over-the-counter market, the Company's board of directors approved a 1 for 8 reverse stock split of its common stock subject to stockholder approval. A special stockholder meeting is to be held on October 15, 1998 to consider the proposed reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Total sales decreased approximately $447,380 or 69% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. There were no Commissions and Electronics Revenues for the three months ended June 30, 1998 compared to $95,573 and $9,614, respectively, for the three months ended June 30, 1997. The Company attributes the decrease in Electronics revenues to its exit from the distribution of consumer electronics, which was conducted at the Company's wholly owned subsidiary, FTD. FTD was engaged in the wholesale distribution of cellular telephones, related accessories and other electronic products.

     Commissions revenue decreased due to the loss of the Company's Master Agent Agreement with NYNEX Mobile Communications, Inc. ("NYNEX") and Bell Atlantic Mobile, Communications, Inc. ("BAM"). On May 15, 1997, the Company entered into a Settlement & Separation Agreement (the "Settlement Agreement") whereby the Company severed its agency relationship with NYNEX and BAM with respect to the solicitation of cellular activations. The contract with NYNEX and BAM was the Company's largest source of commission income. As a result of the Settlement Agreement, the Company's inability to establish a profitable relationship with another cellular carrier, a lack of available resources and continuing losses, the Company ceased cellular phone activations. This resulted in a related decrease in cost of sales of approximately $85,663 for the same period.

     Paging and Two Way Radio Revenue decreased approximately $342,193 for the three months ended June 30, 1998 compared to the three months ended June 30,
1997. This decrease was due to management's redirecting of the Company's resources towards the restructuring of the Company and its subsidiaries in the third and fourth quarter of fiscal 1998, thus requiring a significant reduction of sales and marketing personnel. The restructuring included a highly focused effort to raise additional capital in order to settle numerous obligations of the Company and its subsidiaries and re-position the Company and its PCN subsidiary for entry into the personal communications service business, including the preparation of a business plan for PCN and requests for proposals that were sent to various vendors of GSM equipment. This redirection of resources resulted in a corresponding decrease in Paging and Two Way Radio cost of sales of approximately $176,000 or 32%.

     Selling, General and Administrative Expenses ("SGA") for the three months ended June 30, 1998 was $800,510 compared to $1,480,399 for the three months ended June 30, 1997. This was principally attributable to the Company's restructuring and the resulting significant reduction in sales and marketing personnel, somewhat offset by expenses incurred due to the Company's refocusing of its efforts towards the build-out of its PCS licenses and provision of digital wireless services and the initial engineering and design of the proposed PCS network.

Interest expense was $838,800 for the three months ended June 30, 1998 compared to $94,263 for the three months ended June 30, 1997. Interest expense increased as a result of the private placement of 8% convertible debentures on August 7, 1997, and the issuance of a total of $500,000 10% one year promissory notes. In addition, the Company incurred a non-cash interest expense of $787,645 due to EITF D-60 discussed more fully in Note 4(B), and the subsequent amortization of deferred finance charge on the sale of the Company's Series C Preferred Stock.

Net Loss for the three months ended June 30, 1998 was $1,588,716 compared to $1,369,566 for the three months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Since its formation through June 30, 1998, the Company has financed its operations and met its capital requirements primarily through the use of its cash flow from capital investments, including the issuance of convertible notes and debentures and convertible preferred stock.

The Company incurred net losses of $1,588,716 and $1,369,566 for the three months ended June 30, 1998 and the three months ended June 30, 1997, respectively. The Company attributes a portion of the increase in net loss of $219,150 to an increase in interest expense of approximately $745,000 for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 offset by the decrease in SGA as discussed above. The $745,000 increase is primarily attributable to non-cash interest expense associated with the issuance of the Series C Preferred Stock and the related $500,000 of Notes Payable (see Notes 8 and 4(B)), respectively). See the Results of Operations section for further discussion of interest expenses.

The Company had a working capital deficiency of $1,877,500 for the three months ended June 30, 1998 as compared to a working capital deficiency of $3,571,545 for the three months ended June 30, 1997.

Net cash used in operating activities for the three months ended June 30, 1998 was $568,292 compared to $412,104 for the three months ended June 30, 1997.

Net cash used in investing activities for the three months ended June 30, 1998 was $32,687 compared to $459,916 for the three months ended June 30, 1997.

Net cash used by financing activities for the three months ended June 30, 1998 was $79,136 compared to net cash provided by financing activities of $846,847 for the three months ended June 30, 1997.

The Company's financial statements for the three months ended June 30, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has continued to incur net losses with a net loss of $1,588,716 for the three months ended June 30, 1998. The Company had a working capital deficiency of $1,877,500 at June 30,1998 and its cash used by operations during the three months ended June 30, 1998 was $568,292. If cash flows from operations were assumed to be the same for the fiscal year 1999 as 1998, the Company would continue to have a working capital deficiency. Recognizing that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources, management has retained a public relations firm and certain other independent consultants to assist it in taking steps to minimize this cash shortfall and to assist it in identifying entities interested in its business. However, no assurances can be given that the efforts of the Company or that of its consultants will be successful in raising additional capital. Furthermore, there can be no assurance, assuming the Company raises additional funds, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, the Company may be required to seek bankruptcy protection from its creditors.


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

FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this quarterly report contains forward-looking statements reflecting the Company's expectations or beliefs concerning future events which could materially affect the Company's performance in the future. The Company cautions that these and similar statements involve risks noted in the Company's SEC filings which may cause actual results to differ materially. Such risks include the possible inability of the Company to raise additional financing required to pay the purchase price for its PCS licenses and to build out its planned PCS network. Forward-looking statements are made in the context of information available as of the date stated. The Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES


                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

        The Company incorporates herein the information set forth in Note 14 to the Financial Statements of this report.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters in a Vote of Security Holders

        See Item 4 of the Company's Annual Report on Form 10KSB for the year ended March 31, 1998

Item 5. Other Information

        None

Item 6. Exhibit and Reports on Form 8-K

        None

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 19, 1998              NORTHEAST DIGITAL NETWORKS, INC.
                                    (formerly ELECTRONICS COMMUNICATIONS CORP.)



                                    By: /s/ Joseph A. Rosio
                                    ------------------------------------
                                    Joseph A. Rosio, President,
                                    Principal Executive Officer



                                    By: /s/ Christopher J. Garcia
                                    ------------------------------------
                                    Christopher J. Garcia, Treasurer,
                                    Principal Financial and Accounting Officer