Form 10QSB
period 1998-06-30
ELECTRONICS COMMUNICATIONS CORP
filed 1998-08-26
CIK 926366

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
                                                ===========        ===========

                See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS               THREE MONTHS
                                                                             ENDED                      ENDED
                                                                         JUNE 30, 1998              JUNE 30, 1997
                                                                         ------------               ------------
                                                                          (UNAUDITED)               (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Loss ...................................................           $(1,588,716)               $(1,369,566)

   Adjustments to Reconcile Net Loss to
     Net Cash Used By Operations:

   Issuance of Common Stock for Interest Expense ..............                  --                       33,334

   Depreciation and Amortization ..............................                84,928                    355,481

   Provision for Bad Debts ....................................                  --                        4,404

   Non-cash Amortization of Finance Charges ...................               787,645                       --

   Marketing Service Contracts ................................                  --                      177,226

   Minority Interest in Loss (Income) .........................                  --                       (3,802)

   Changes in:

   Accounts Receivable ........................................                13,298                    (49,871)

   Inventories ................................................                  --                       70,360

   Prepayments ................................................                   907                       --

   Accounts Payable and Accrued Expenses ......................               112,673                    (45,217)

   Accrued Interest ...........................................                19,387                    416,622

   Security Deposits and Other ................................                 1,586                     (1,075)
                                                                          -----------                -----------


           TOTAL ADJUSTMENTS ..................................             1,020,424                    957,462
                                                                          -----------                -----------


NET CASH USED IN OPERATING ACTIVITIES .........................              (568,292)                  (412,104)
                                                                          -----------                -----------

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




                 See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                        PREFERRED STOCK              COMMON STOCK
                                      ------------------       ----------------------
                                       SHARES     AMOUNT        SHARES         AMOUNT
                                      -------     ------       ---------------------

Balance as of March 31, 1998 .....        45        --         5,531,705   $  3,375,845

Conversion of 8% cumulative
  convertible debentures into
  Common Stock ...................        --        --         1,108,155        664,893

Conversion of Series C Preferred
  Stock into Common Stock ........     (14.5)       --         3,462,463      2,077,478

Amortization of discount on Common
  Stock available to Preferrred
  Shareholders ...................        --        --              --             --

Net Loss..........................
                                     -------    ------      ------------   ------------

Balance as of June 30, 1998 ......      30.5        --        10,102,323   $  6,118,216
                                     =======    ======      ============   ============




                                                                                        DISCOUNT ON
                                                                    NOTES RECEIVABLE      COMMON
                                                                      ARISING FROM        STOCK
                                      ADDITIONAL                      COMMON STOCK      AVAILABLE TO
                                        PAID-IN      ACCUMULATED        PURCHASE          PREFERRED    N
                                        CAPITAL        DEFICIT           WARRANT        SHAREHOLDERS          TOTAL
                                      ----------     ------------       ---------       ------------        ---------
Balance as of March 31, 1998 .....   $ 24,443,726    $(21,203,461)           --        $(2,055,000)       $  4,561,110

Conversion of 8% cumulative
  convertible debentures into
  Common Stock ...................       (176,340)           --              --               --               488,553

Conversion of Series C Preferred
  Stock into Common Stock ........     (2,077,478)           --              --               --                  --

Amortization of discount on Common
  Stock available to Preferrred
  Shareholders ...................           --              --              --            383,474             383,474

Net Loss..........................                     (1,588,716)           --               --            (1,588,716)
                                     ------------    ------------        --------      -----------        ------------

Balance as of June 30, 1998 ......   $ 22,189,908    $(22,792,177)       $   --        $(1,671,526)       $  3,844,421
                                     ============    ============        ========      ===========        ============


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

NOTE 4 -- NOTES PAYABLE (CONTINUED)

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


NOTE 5 -- PRIVATE PLACEMENT OF SECURITIES AND 8% CUMULATIVE CONVERTIBLE DEBENTURES (CONTINUED)

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


NOTE 6 -- LONG-TERM DEBT

     A summary of long-term debt follows:

                                              Interest    June 30,     March 31,
        Description                             Rate       1998         1998
        -----------                            -------    -------    ----------

        Convertible Debentures (Note 5)           8%     $ 111,666     $593,332
        Installment notes payable
        monthly through August 1999 (a)          12%       126,425      151,300
        Capital leases and notes (b)         Various       620,976      675,237
                                                         ---------    ---------
                                                           859,067    1,419,869
        Less: Current maturities                           377,305      332,524
                                                         ---------    ---------
                                                         $ 481,762   $1,087,345
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

NOTE 9 -- INCOME TAXES

     The Company adopted the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 1997, the Company had federal net operating loss carryforwards of approximately $11,000,000, which will expire beginning in fiscal 2010. These losses are limited by the provisions of Section 382 of the Internal Revenue Code due to a considered more than 50% change in ownership with the issuance of the Convertible Subordinated Debentures in August 1997. Following such a change, the utilization of tax loss carryforwards is limited to the value of the Company on the date of such change, multiplied

  NORTHEAST DIGITAL NETWORKS, INC. (FORMERLY ELECTRONICS COMMUNICATIONS CORP.)
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 -- INCOME TAXES (CONTINUED)

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

NOTE 12 -- BUSINESS PLAN AND LIQUIDITY (CONTINUED)

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

NOTE 15 -- SUBSEQUENT EVENTS (CONTINUED)

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