Form 10QSB
period 1998-09-30
NORTHEAST DIGITAL NETWORKS INC
filed 1998-11-19
CIK 926366

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10QSB

                         -------------------------------


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from_________________to________________

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

             425 Broad Hollow Road
                    Suite 206
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

                                 Yes [X]      No [ ]

     The number of shares of the registrant's common stock ($.60 par value) outstanding as of November 13, 1998 was 25,452,825 shares.



================================================================================

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                                      INDEX

     PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets as of September 30, 1998 (unaudited) and March 31, 1998

              Consolidated Statements of Operations for the six and three months ended September 30, 1998 (unaudited) and 1997 (unaudited)

              Consolidated Statements of Cash Flows for the six and three months ended September 30, 1998 (unaudited) and 1997 (unaudited)

              Consolidated Statement of Changes in Stockholders' Equity for the six months ended September 30, 1998 (unaudited)

              Notes to Consolidated Financial Statements

     Item 2. management's discussion and analysis

     PART II. OTHER INFORMATION

                SIGNATURE PAGE

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                         SEPTEMBER 30,     MARCH 31,
ASSETS                                                       1998            1998
                                                          ----------      ----------
                                                         (UNAUDITED)
Current Assets:
   Cash ...............................................   $    137,999    $  1,767,930
   Accounts Receivable
     (Net of $63,000 Allowance for Doubtful Accounts at
     September 30, 1998 and $71,000 at March 31, 1998)          50,681          62,217
   Prepaid Expenses ...................................            --           21,071
                                                          ------------    ------------
           TOTAL CURRENT ASSETS .......................        188,680       1,851,218
                                                          ------------    ------------

PROPERTY AND EQUIPMENT:
   Property and Equipment .............................      1,540,153       1,686,122
   Accumulated Depreciation ...........................       (717,797)       (649,732)
                                                          ------------    ------------
           NET PROPERTY AND EQUIPMENT .................        822,356       1,036,390
                                                          ------------    ------------

OTHER ASSETS:
   PCS Licenses .......................................     13,011,318      22,300,351
   Prepaid Marketing Service Contract .................        125,000              --
   Paging System Costs ................................        651,082         676,614
   Debt Issue Cost ....................................        210,918       1,020,000
   Security Deposits and Other Assets .................        180,590         127,666
                                                          ------------    ------------
           TOTAL OTHER ASSETS .........................     14,178,908      24,124,631
                                                          ------------    ------------
TOTAL ASSETS ..........................................   $ 15,189,944    $ 27,012,239
                                                          ============    ============


                See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                              SEPTEMBER 30,     MARCH 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                              1998            1998
                                                                               ----------      ----------
                                                                               (UNAUDITED)
CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses ..................................   $  1,805,635    $  1,316,606
   Notes Payable--Other ...................................................        647,525         795,677
   Current Portion of Long Term Debt ......................................        365,360         332,524
   Current Portion of Notes Payable to FCC ................................        575,292         158,670
                                                                              ------------     -----------
          TOTAL CURRENT LIABILITIES .......................................      3,393,812       2,603,477
                                                                              ------------     -----------

LONG TERM LIABILITIES:

   Notes Payable to FCC ...................................................      9,059,900      18,760,307
   Long Term Debt .........................................................        380,384       1,087,345
                                                                              ------------     -----------
          TOTAL LONG TERM LIABILITIES .....................................      9,440,284      19,847,652
                                                                              ------------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred  Stock, $.01 par value, 45 authorized Series C Non-voting
     Convertible, 21.55 Shares issued and outstanding at September 30, 1998
     and 45 at March 31, 1998 .............................................            --              --
   Common Stock, par value $.60 per share, 40,000,000
     authorized, 24,333,028 issued and outstanding at September 30, 1998
     and 5,531,705 at March 31, 1998 ......................................     14,656,639       3,375,845
   Additional Paid-In Capital .............................................     13,824,637      24,443,726
   Accumulated Deficit ....................................................    (24,841,590)    (21,203,461)
   Discount on Common Stock available to
     Series C Preferred Shareholders ......................................     (1,283,838)     (2,055,000)
                                                                              ------------     -----------
          TOTAL STOCKHOLDERS' EQUITY ......................................      2,355,848       4,561,110
                                                                              ------------     -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................   $ 15,189,944     $27,012,239
                                                                              ------------     -----------




                See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     SIX                 SIX
                                                 MONTHS ENDED         MONTHS ENDED
                                              SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                              -----------------   ------------------
                                                  (UNAUDITED)         (UNAUDITED)
 Revenues:
   Paging & Two Way Radio ...................   $   411,032          $ 1,152,573
   Commissions ..............................          --                442,259
   Electronics ..............................          --                  9,614
                                                 -----------         -----------
          TOTAL REVENUES ....................       411,032            1,604,446
                                                 -----------         -----------
Cost of Sales:
   Paging & Two Way Radio ...................       352,816              735,673
   Commissions ..............................          --                275,562
   Electronics ..............................          --                389,275
                                                 -----------         -----------
          TOTAL COST OF SALES ...............       352,816            1,400,510
                                                 -----------         -----------
          GROSS PROFIT ......................         58,216             203,936
                                                 -----------         -----------
Selling, General And Administrative Expenses:
   Selling ..................................          --                954,952
   General and Administrative ...............      2,066,010           2,346,338
                                                 -----------         -----------
          TOTAL SELLING, GENERAL AND

             ADMINISTRATIVE EXPENSES ........     2,066,010            3,301,290
                                                 -----------         -----------

LOSS FROM OPERATIONS ........................    (2,007,794)          (3,097,354)
                                                 -----------         -----------
 Other Income (Expense):

   Interest Expense .........................    (1,655,591)          (1,613,529)
   Interest Income ..........................        25,256                3,499
                                                 -----------         -----------

   TOTAL OTHER INCOME (EXPENSE) .............    (1,630,335)          (1,610,030)
                                                 ----------          -----------
LOSS BEFORE MINORITY INTEREST ...............    (3,638,129)          (4,707,384)
                                                -----------          -----------

MINORITY INTEREST IN LOSS OF

CONSOLIDATED SUBSIDIARIES ...................          --                (15,161)
                                                -----------          -----------

NET LOSS ....................................   $(3,638,129)         $(4,722,545)
                                                ===========          ===========

LOSS PER COMMON SHARE .......................   $     (0.32)         $     (4.26)
                                                ===========          ===========


                See Notes to Consolidated Financial Statements.



                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                THREE               THREE
                                                                             MONTHS ENDED        MONTHS ENDED
                                                                          SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                                          ------------------   ------------------
                                                                              (UNAUDITED)        (UNAUDITED)

REVENUES:
   Paging & Two Way Radio...............................................       $    207,693          $ 607,041
   Commissions..........................................................                 --            346,686
                                                                                 ----------         ----------

          TOTAL REVENUES ...............................................            207,693            953,727
                                                                                 ----------         ----------


COST OF SALES:
   Paging & Two Way Radio...............................................            181,353            388,506
   Commissions..........................................................                 --            189,899
   Electronics..........................................................                 --            379,854
                                                                                 ----------         ----------

          TOTAL COST OF SALES ..........................................            181,353            958,259
                                                                                 ----------         ----------

          GROSS PROFIT   ...............................................             26,340             (4,532)
                                                                                 ----------         ----------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Selling..............................................................                 --            412,748
   General and Administrative...........................................          1,265,500          1,408,143
                                                                                 ----------         ----------

          TOTAL SELLING, GENERAL AND

             ADMINISTRATIVE EXPENSES ...................................          1,265,500          1,820,891
                                                                                 ----------         ----------

LOSS FROM OPERATIONS ...................................................         (1,239,160)        (1,825,423)
                                                                                 ----------         ----------


Other Income (Expense):

   Interest Expense.....................................................           (816,791)        (1,519,266)
   Interest Income......................................................              6,538              3,069
                                                                                 ----------         ----------

   TOTAL OTHER INCOME (EXPENSE) ........................................           (810,253)        (1,516,197)
                                                                                 ----------         ----------

LOSS BEFORE MINORITY INTEREST ..........................................         (2,049,413)        (3,341,620)
                                                                                 ----------         ----------

MINORITY INTEREST IN LOSS OF

CONSOLIDATED SUBSIDIARIES ..............................................                 --            (11,359)
                                                                                 ----------         ----------

NET LOSS ...............................................................        $(2,049,413)       $(3,352,979)
                                                                                 ==========         ==========

LOSS PER COMMON SHARE ..................................................             $(0.14)            $(2.98)
                                                                                 ==========         ==========



                See Notes to Consolidated Financial Statements.

                                       5






                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       SIX MONTHS            SIX MONTHS
                                                         ENDED                 ENDED
                                                     SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                                     ------------------   -----------------
                                                        (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss .......................................   $(3,638,129)         $(4,722,545)
    Adjustments to Reconcile Net Loss to
     Net Cash Used By Operations:

   Issuance of Common Stock for Interest Expense ..          --                 33,334

   Issuance of Common Stock for Consulting Services          --                131,500

   Depreciation and Amortization ..................       210,429              618,941

   Non-cash Amortization of Finance Charges .......     1,579,504            1,383,161

   Marketing Service Contracts ....................      (125,000)             354,452

   Minority Interest in Loss (Income) .............          --                (15,161)
   Changes in:
   Accounts Receivable ............................        11,536             (260,214)
   Inventories ....................................          --               (293,949)
   Prepayments ....................................        21,071             (103,044)
   Accounts Payable and Accrued Expenses ..........       482,147              304,203
   Accrued Interest ...............................        42,171              885,671
   Security Deposits and Other ....................       (39,223)              (1,075)
                                                      -----------          -----------
            TOTAL ADJUSTMENTS ......................    2,182,635            3,037,819
                                                      -----------          -----------
 NET CASH USED IN OPERATING ACTIVITIES .............   (1,455,494)          (1,684,726)
                                                      -----------          -----------



                See Notes to Consolidated Financial Statements.



                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS           SIX MONTHS
                                                                                   ENDED                ENDED
                                                                            SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                                             -----------------    -----------------
                                                                                (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIEs

   PCS License..........................................................         $       --        $    (6,544)

   Additions to Property and Equipment..................................            (49,589)           (46,139)

   Paging System Costs and Other Assets.................................                 --         (1,000,345)
                                                                                 ----------        -----------


NET CASH USED IN INVESTING ACTIVITIES ..................................            (49,589)        (1,053,028)
                                                                                 ----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Deferred Private Placement Costs.....................................                 --            347,971

   Payment for Deferred Registration Costs..............................                 --           (316,242)

   Net Proceeds of Shareholder Loans....................................                 --             70,145

   Payment of Private Placement Advance.................................                 --         (1,628,254)

   Payments of Bank and Other Loans.....................................                 --           (399,499)

   Proceeds from Other Loans............................................                 --            309,742

   Proceeds from Debentures.............................................                 --          2,908,334

   Principal Payments of Capital Lease Obligations......................            (80,529)           (80,097)

   Proceeds from Sale of Common Stock...................................                 --          1,604,759

   Payments of Long Term Debt...........................................            (44,319)                --
                                                                                 ----------        -----------


NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .......................           (124,848)         2,816,859
                                                                                 ----------        -----------

NET INCREASE (DECREASE) IN CASH ........................................         (1,629,931)            79,105
                                                                                 ----------        -----------
CASH, BEGINNING OF PERIOD ..............................................          1,767,930             48,620
                                                                                 ----------        -----------
CASH, END OF PERIOD ....................................................         $  137,999         $  127,725
                                                                                 ==========         ==========


                See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS        SIX MONTHS
                                                                                   ENDED             ENDED
                                                                           SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                                           ------------------   ------------------
                                                                                (UNAUDITED)       (UNAUDITED)

SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS
  CASH PAID DURING THE PERIOD FOR:

   Interest.............................................................           $ 41,838          $ 177,941

   Taxes................................................................                 --                 --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

   Common Stock Issued for Payment of Loan Payable......................                 --            375,000

   Exchange of Convertible Debentures for Common Stock..................            448,553                 --

   Exchange of Common Stock for Convertible Debentures..................                 --          2,013,093

   Exchange of Convertible Notes for Common Stock.......................            173,152                 --

   Exchange of Preferred Stock for Common Stock.........................          6,962,611                 --

   Non-cash Interest Capitalized on Notes Payable to FCC................            416,622                 --



                See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS        THREE MONTHS
                                                                                   ENDED               ENDED
                                                                            SEPTEMBER 30, 199    SEPTEMBER 30, 1997
                                                                            -----------------    ------------------
                                                                                (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Loss.............................................................        $(2,049,413)       $(3,352,979)

   Adjustments to Reconcile Net Loss to
     Net Cash Used By Operations:

   Issuance of Common Stock for Consulting Services.....................                 --            131,500

   Depreciation and Amortization........................................            125,501            263,460

   Provision for Bad Debts..............................................                 --             (4,404)

   Non-cash Amortization of Finance Charges.............................            791,859          1,383,161

   Marketing Service Contracts..........................................           (125,000)           177,226

   Minority Interest in Loss (Income)...................................                 --            (11,359)

   Changes in:

   Accounts Receivable..................................................             (1,762)          (210,343)

   Inventories..........................................................                 --           (364,309)

   Prepayments..........................................................             20,164           (103,044)

   Accounts Payable and Accrued Expenses................................            369,474            349,420

   Accrued Interest.....................................................             22,784            469,049

   Security Deposits and Other..........................................            (40,809)                --
                                                                                 ----------         ----------
           TOTAL ADJUSTMENTS ...........................................          1,162,211          2,080,357
                                                                                 ----------         ----------
NET CASH USED IN OPERATING ACTIVITIES ..................................           (887,202)        (1,272,622)
                                                                                 ----------         ----------

                 See Notes to Consolidated Financial Statements

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS        THREE MONTHS
                                                                                  ENDED                ENDED
                                                                            SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                                             -----------------   ------------------
                                                                                (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES

   PCS License..........................................................         $       --         $  442,249

   Additions to Property and Equipment..................................            (16,902)           (40,615)

   Paging System Costs and Other Assets.................................                 --           (994,746)
                                                                                 ----------         ----------
NET CASH USED IN INVESTING ACTIVITIES ..................................            (16,902)          (593,112)
                                                                                 ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Payment for Deferred Registration Costs..............................                 --           (178,273)

   Net Proceeds of Shareholder Loans....................................                 --             49,756

   Proceeds from Other Loans............................................                 --            309,742

   Payments of Bank and Other Loans.....................................                 --            (35,440)

   Proceeds from Debentures.............................................                 --          1,847,032

   Principal Payments of Capital Lease Obligations......................            (26,268)           (22,805)

   Payments of Long Term Debt...........................................            (19,444)                --
                                                                                 ----------         ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .......................            (45,712)         1,970,012
                                                                                 ----------         ----------
NET INCREASE (DECREASE) IN CASH ........................................           (949,816)           104,278
                                                                                 ----------         ----------
CASH, BEGINNING OF PERIOD ..............................................          1,087,815             23,447
                                                                                 ----------         ----------
CASH, END OF PERIOD ....................................................         $  137,999         $  127,725
                                                                                 ==========         ==========

                 See Notes to Consolidated Financial Statements

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS         THREE MONTHS
                                                                                   ENDED               ENDED
                                                                             SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                                             -----------------    -----------------
                                                                                (UNAUDITED)         (UNAUDITED)
Supplemental Disclosure For Cash Flows

  CASH PAID DURING THE PERIOD FOR:

   Interest.............................................................          $  10,070           $ 83,678

   Taxes................................................................                 --                 --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

   Exchange of Common Stock for Convertible Debentures..................                 --          2,013,093

   Exchange of Convertible Notes for Common Stock.......................            173,152                 --

   Exchange of Preferred Stock for Common Stock.........................          4,885,133                 --

   Non-cash Interest Capitalized on Notes Payable to FCC................            208,311                 --


                See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                                              DISCOUNT ON
                                                                                                              COMMON
                                                                                                               STOCK
                                       PREFERRED STOCK         COMMON STOCK        ADDITIONAL                AVAILABLE TO
                                     ------------------    ---------------------    PAID-IN    ACCUMULATED    PREFERRED
                                      SHARES     AMOUNT     SHARES      AMOUNT      CAPITAL      DEFICIT    SHAREHOLDERS    TOTAL
                                     ---------  -------    --------   ----------  ------------ ------------ ------------    -----
Balance as of March 31, 1998.......        45        --  5,531,705  $ 3,375,845  $24,443,726  $(21,203,461) $(2,055,000) $4,561,110

Conversion of 8% cumulative
  convertible debentures into

  Common Stock.....................        --        --  1,108,155      664,893     (176,340)           --           --     488,553

Conversion of Series C Preferred

  Stock into Common Stock..........    (23.45)       -- 11,604,352    6,962,611   (6,962,611)           --           --          --

Conversion of 10% Promissory

  Notes into Common Stock..........        --        --  6,088,816    3,653,290   (3,480,138)           --           --     173,152

Amortization of discount on Common
  Stock available to Preferred

  Shareholders.....................        --        --         --           --           --            --      771,162     771,162

Net Loss...........................        --        --         --           --           --    (3,638,129)          -   (3,638,129)
                                    ---------   ------- -----------  ----------- -----------  ------------  -----------  ----------

Balance as of September 30, 1998...     21.55        --  24,333,028  $14,656,639 $13,824,637  $(24,841,590) $(1,283,838 $2,355,848
                                    =========   ======= ===========  =========== ===========  ============  =========== ==========


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

     On June 28, 1996, the Company acquired 51% of TCI. On January 2, 1998, the Company purchased the remaining 49% of TCI for a $90,000 cash payment.

     On July 31, 1997, the Company's board of directors effected a 1 for 12 reverse stock split of its $.05 par value common stock. The new common stock has a $.60 per share par value. On May 28, 1998, the Company's stockholders ratified the reverse stock split at a special meeting of stockholders. All references to number of common shares for all periods presented reflects the ratification and have been retroactively restated for the reverse stock split. See Note 15(B) for discussion of proposed reverse stock split.

     On August 11, 1997, the Company changed its fiscal year end from December 31 to March 31.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months and three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. The unaudited consolidated  financial  statements  should  be read  in  conjunction  with  the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10KSB as amended for the year ended March 31, 1998.

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

   (D) REVENUE RECOGNITION

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

   (E) CONCENTRATION OF CREDIT RISK

     The Company maintains its major cash accounts in banks in New York. The total cash deposits are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. Uninsured balances at September 30, 1998 totaled approximately $54,858.

   (F) USE OF ESTIMATES

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

   (G) FAIR VALUE OF FINANCIAL INSTRUMENTS

     At September 30 and March 31, 1998, the fair values of cash, accounts receivable, non-convertible short term debt and current portion of long-term debt and accounts payable, approximated their carrying values because of the short-term nature of these instruments. The fair value and carrying amount of the Company's long term notes payable to the FCC with an actual interest rate of 7% and the corresponding PCS Licenses were adjusted to reflect an imputed interest rate of 14% which more closely corresponds to the Company's borrowing rate.

   (H) EARNINGS PER SHARE

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

   (I) STOCK-BASED COMPENSATION

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

   (J) RECLASSIFICATIONS

     Certain amounts from previous periods have been reclassified to conform to the current presentation.

NOTE 2 -- PCS LICENSES

     The PCS licenses  were  awarded in a FCC "C" Block  Auction as discussed in
Note 1(A). The markets  awarded the Company  include  Elmira-Corning,  New York;
Bangor/Lewiston-Auburn/Waterville-Augusta,               Maine;              and
Burlington/Rutland-Bennington, Vermont. The Vermont markets encompass virtually the entire state. The Maine markets cover a majority of the population and most of the state geographically. The licenses expire and are subject to renewal 10 years from the date obtained.

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

     On June 8, 1998, the Company elected the Disaggregation Option. As a result, 15 MHz of the 30 MHz of spectrum awarded under the licenses were returned to the FCC. Debt incurred for the licenses was reduced from $23,806,980 to $11,903,490 ($8,795,452 when discounted using an imputed interest rate of 14%--see Note 1(G)). Accrued and capitalized interest due to the FCC of $2,233,418 was reduced by $1,810,300 to $423,118 after applying a credit for 50% of the total accrued and capitalized interest, a credit of $529,044 for 40% of the downpayment forfeiture and a credit of $164,547 for 50% of the interest payments made. Total suspended accrued interest due to the FCC of $423,118 is to be paid in eight quarterly installments of $52,890. Quarterly interest payments due on the FCC notes were reduced from $416,622 to $208,311.

     Included in the license costs are certain legal and professional fees incurred in obtaining the licenses. Capitalized PCS interest in the amount of $839,740 and $2,233,418 is included in PCS Licenses at September 30, 1998 and March 31, 1998, respectively. The Company has not begun PCS service and will require substantial additional financing to pay the balance of the purchase price for the PCS licenses and to construct the system prior to initiating PCS service. No assurance can be given that such financing will become available. Assuming inception of PCS services, the Company will amortize the licenses and related costs over a forty-year period.

NOTE 3 -- PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                              September 30,         March 31,
                                                 1998                 1998
                                               ---------            ---------
       Paging equipment                       $1,446,822           $1,619,250
       Computer and other equipment               74,376               47,917
       Leasehold improvements,
       furniture and fixtures                     18,955               18,955
                                               ---------            ---------
                                               1,540,153            1,686,122
       Less: Accumulated depreciation           (717,797)            (649,732)
                                               ---------            ---------
       Net Property and Equipment              $ 822,356           $1,036,390
                                               =========            =========

NOTE 4 -- PREPAID MARKETING SERVICE CONTRACT

     In July 1998, the Company entered into an agreement with a public relations and direct marketing advertising firm specializing in the dissemination of information about publicly traded companies. In consideration for a $250,000 cash payment and 100,000 options to purchase the Company's Common Stock at an exercise price of $.375 (the closing bid price on the date of the agreement), the public relations firm is to publicize the Company to brokers, prospective investors and shareholders. The terms of the agreement are to be fulfilled over an approximate 6 month period. A prepaid asset was initially recorded for $250,000 and is being amortized over the 6 month period.

NOTE 5 -- NOTES PAYABLE

   (A) NOTES PAYABLE -- FCc

     After applying the effects of the election of the Disaggregation Option as discussed in Note 2, Notes Payable--FCC consist of six 7% 10 year notes aggregating $11,903,490 ($8,795,452 when discounted using the imputed interest rate of 14%--see Note 1(G)). Accrued interest as of September 30, 1998 amounted to $839,740 for a total obligation of $9,635,192 of which $575,292 is current. The notes are payable in quarterly installments of interest only for the first six years and principal plus interest thereafter. The notes are secured by the PCS licenses. The interest payment due December 31, 1996 was partially paid on March 31, 1997. As discussed in Note 2, the Company had not made a quarterly interest payment since March 31, 1997 due to an FCC moratorium on quarterly interest payments. The payment of interest was to be resumed on July 31, 1998. The Company deferred the payment due on July 31, 1998. The July 31, 1998 payment in the amount of $341,644 (including a 5% late charge) was made on

October 27, 1998. The payment of the October 27, 1998 quarterly installment in the amount of $261,201 was deferred and is due on January 27, 1999 with a 5% late charge.

   (B) NOTES PAYABLE -- OTHER

     (1) In connection with the Company's acquisition of the 51% interest in TCI, the Company was contingently liable to pay the difference between the market value at the date of acquisition of the Company's common stock used as consideration for a portion of the acquisition price and the average market price of the Company's stock during the period in which a restriction on the resale of the stock expired. This resulted in the recognition of an obligation for $277,567.

     (2) During the 1998 fiscal third quarter, the Company borrowed $300,000 from one lender and $200,000 from a second lender. The Company agreed to issue its 10% promissory notes to the lenders in the principal amounts of the loans. The notes are payable one year after the loans together with interest at a 10% annual rate payable semi-annually in cash, or at the Company's option, in shares of Common Stock. The note principal is convertible at the holder's option into shares of Common Stock at a conversion price equal to the lesser of $1.125 per share or a Conversion Formula similar to the Conversion Formula of the Series C Preferred Stock. In accordance with Emerging Issues Task Force ("EITF") Abstract D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature", the Company recorded a debt issue cost and a corresponding increase to additional paid in capital of $506,000, representing the difference between the fair market value of the Company's common stock on the date of the loan and the conversion price. The cost is being amortized over the life of the loan. In addition, the Company issued five-year warrants to the lenders exercisable to purchase 100,000 shares of Common Stock for each $100,000 loan (i.e., an aggregate 500,000 shares of Common Stock) at an exercise price per share equal to 120% of the closing bid price for such Common Stock on the trading day immediately preceding the day of a particular loan. In accordance with SFAS No. 123, the Company recorded a debt issue cost and a corresponding increase to additional paid in capital of $1,111,000, representing the fair value of the warrants on the date of grant. The fair value of the warrants were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: the risk free interest rate of 14%, dividend yield of 0.0%, volatility factors of the expected market price of the Corporation's common stock of 203.1% and a weighted-average expected life of the warrants of 5 years. This cost is being amortized over the life of the loan.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. As the warrants have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the aforementioned warrants.

     On October 26, 1998, the holder of $300,000 of principal amount of the notes executed amendments wherein the repayment of principal of $100,000 plus accrued interest from one note was deferred until April 30, 1999 and the repayment of principal of $200,000 plus accrued interest from a second note was deferred until May 13, 1999. The original maturity dates were October 31, 1998 and November 13, 1998, respectively. In addition, the amendments provide that the holder will not convert any of the principal amount or exercise any of the related warrants until the new maturity dates. In consideration for the deferral of the maturity dates and conversion rights, the Company decreased the exercise price of the warrants to $.09375 per share (the closing bid price on the day preceding the date of the amendments).

     As of September 30, 1998, $160,000 of principal plus $13,152 of accrued interest was converted into 6,088,816 shares of the Company's Common Stock. Accrued interest on the remaining notes outstanding was $29,958 as of September 30, 1998.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6 -- LONG-TERM DEBT

     A summary of long-term debt follows:

                                                  Interest  September 30,       March 31,
          Description                               Rate        1998             1998
          ----------                               -------     -------          -------
          Convertible Debentures (a)                  8%       $ 113,666       $ 593,332
          Installment notes payable
          monthly through August 1999 (b)            12%         110,519         151,300
          Capital leases and notes (c) Various                   521,559         675,237
                                                               ---------      ----------
                                                                 745,744       1,419,869

          Less: Current maturities                               365,360         332,524
                                                               ---------      ----------
                                                               $ 380,384      $1,087,345
                                                               =========      ==========

     (a) This represents the remaining principal outstanding plus $13,666 of accrued interest as of September 30, 1998 from an August 7, 1998 Regulation S Private Placement Offering pursuant to which the Company issued $4,970,334 principal amount of 8% Cumulative Convertible Debentures (the "Debentures"). The principal amount of the Debentures are convertible into shares of the Company's common stock at the option of the holder, commencing 41 days after issuance, at a price equivalent to a 30% discount from market based upon the five (5) day average daily closing bid price, as reported on NASDAQ, for the five (5) trading days immediately preceding the applicable date of conversion. The Debentures bear interest at the rate of 8% per annum payable on August 7 of each year commencing August 7, 1998. The Debentures are redeemable and callable for conversion under certain circumstances and are due June 30, 2000.

     As of September 30, 1998, $4,870,334 of the Debentures had been converted into 5,047,597 shares of the Company's common stock.

     (b) In connection with TCI'S acquisition of GCE, the Company assumed a $350,000 non-interest bearing note. The outstanding principal amount of this non-interest bearing note was $116,667 and $165,278 at September 30 and March 31, 1998, respectively, less unamortized discount (discount is based on interest of 12%) for a net balance of $110,519 (including accrued interest) and $151,300, respectively. Due to the ongoing liquidity problems of the Company, as of November 13, 1998, the Company is in arrears under the terms of this note.

     (c) The obligations under capital leases are collateralized by paging equipment with a book value of approximately $458,000 as of September 30, 1998. The interest rates on the capitalized leases and notes range from approximately 10% to 25% and the lease rates are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return. Due to the ongoing liquidity problems of the Company, as of November 13, 1998, the Company is in arrears under all of its capital leases. The Company is in discussions with each of the lessors and is attempting to negotiate payment terms in order to cure the arrearages. If agreements cannot be reached, the equipment securing the leases may have to be returned to the lessors with any residual balance still owed under the lease obligations.

     Additionally, due to the Company's exit from the two way radio business conducted in its GTA subsidiary (see Note 1(A)), in July 1998, equipment with a book value of approximately $80,000 was returned to the lessor. The Company is currently in litigation with the lessor regarding the residual balance owed. See
Note 14(B) for further discussion of the lawsuit.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 6 -- LONG-TERM DEBT (CONTINUED)

     Long-term debt at September 30, 1998 matures as follows:

                                     Year Ending September 30:
                                      ----------------------

                                            1999                       $365,360
                                            2000                        279,573
                                            2001                         99,604
                                            2002                          1,207
                                                                       --------
                                                                       $745,744
                                                                       ========


NOTE 7 --  SUPPLEMENTAL  DISCLOSURE OF LOSS PER SHARE
Basic and Diluted Loss Per
     Common Share:

                                             Six Months        Six Months      Three Months      Three Months
                                                Ended             Ended            Ended             Ended

                                            September 30,     September 30,    September 30,     September 30,
                                                1998              1997             1998              1997
                                             -----------       -----------      -----------       -----------
     Loss per Common Share                       $(0.32)          $(4.26)           $(0.14)          $(2.98)
                                              ---------         --------         ---------         --------
     Weighted Average Common Shares
     Outstanding                             11,220,249        1,109,587        14,287,161        1,124,823
                                              =========         ========         =========         ========


NOTE 8 -- CONVERTIBLE PREFERRED STOCK

     On December 24, 1997, the new Board of Directors of the Company authorized the issuance of a minimum of 20 shares and a maximum of 45 shares of Series C
Preferred Stock ("Preferred Stock") at the aggregate subscription price of $100,000 per share pursuant to an offer and sale of such Preferred Stock in a Regulation S Private Placement Offering. Holders of the Preferred Stock are entitled to receive a 10% cumulative annual dividend payable semi-annually in cash, or at the Company's option, in shares of the Company's common stock $.60 par value. The Preferred Stock is non-voting and is convertible in whole or in part at any time commencing fifty (50) days after issuance at the election of the holder, into shares of common stock at an initial conversion price equal to a 25% discount from the average closing bid price for the common stock in the over-the-counter market for the five trading days immediately preceding the conversion, said discount thereafter increasing at the rate of 2% per calendar month commencing March 1, 1998 up to a maximum discount of 35% ("the Conversion
Formula"). The Company has no ability to force conversion but 24 months after issuance of the initial Preferred Stock, any outstanding Preferred Stock will automatically convert into shares of Common Stock based on the Conversion
Formula then in effect. The Company paid a placement fee equal to 13% of the gross proceeds to the Placement Agent. As of December 31, 1997, the Company issued 30 shares of Preferred Stock and received $2,595,000, net of $405,000 in expenses. In accordance with EITF D-60, the Company recorded an adjustment for the discount on Common Stock available to Preferred shareholders and a corresponding increase to additional paid in capital of $1,615,000, representing the value of the 35% conversion discount offered on the Preferred Stock. This cost is being amortized over the period in which the maximum discount will be realized, commencing with the date of the issuance.

     On January 20, 1998, the Company  completed its December 1997  Regulation S
Private  Offering through the sale of an additional 15 shares of its 1997 Series
C Convertible Preferred Stock and received $1,302,500 net of $197,500 in expenses. In accordance with EITF D-60, the Company recorded an adjustment for the discount on Common Stock available to Preferred shareholders and a corresponding increase to additional paid in capital of $808,000, representing the value of the 35% conversion discount offered on the Preferred Stock. This cost is being amortized over the period in which the maximum discount will be realized, commencing with the date of the issuance.


                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8 -- CONVERTIBLE PREFERRED STOCK (continued)

     As of  September  30,  1998,  23.45  shares  of the  Series  C  Convertible
Preferred Stock had been converted into 11,604,352 shares of the Company's common stock. (See Note 15(A))

     As of September 30, 1998, there were dividends in arrears of $161,625 on the 21.55 shares outstanding of the Series C Convertible Preferred Stock.

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



                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 -- STOCK OPTIONS AND WARRANTS (continued)

     Non-ISO's issued and outstanding at September 30, 1998 are as follows:

                                         Shares    Exercise  Price    Expiration
                                        Issuable      Per Share          Date
                                         -------      --------         --------
Non ISO's Issued to

President and CEO in October 1997        300,000         (a)            9/2007
Non ISO's Issued to

Directors in October 1997                145,000         (b)             (b)
Non ISO's issued to former Director
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

     ISO's issued and outstanding at September 30, 1998 are as follows:

                                     Shares      Exercise Price     Expiration
                                    Issuable        Per Share          Date
                                     -------        --------         --------
ISO's issued to President

& CEO in October 1997                200,000        $1.453125           (c)
ISO's issued to Secretary,

Executive VP and CFO                 100,000        $2.109375         12/2002
ISO's issued to Vice

President of Operations               50,000           (d)            1/2003
                                     -------
    Total                            350,000
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

     On July 31, 1998, the Board of Directors approved the issuance to certain key employees options to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $.75 per share. At September 30, 1998, options to purchase 55,000 shares were available for grant under the 1997
Plan. The additional 45,000 shares to be issued are subject to shareholder approval of an increase in the number of shares authorized under the 1997 plan.



                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10 -- STOCK OPTIONS AND WARRANTS (continued)

     Options outstanding are summarized as follows:

                                         Six Months
                                            Ended                  Year Ended
                                     September 30, 1998          March 31, 1998

                                    --------------------        ----------------
Options Outstanding at
  Beginning of Period                     1,025,000                  80,000
Options Granted                                  --               1,548,077(a)
Options Expired                                  --                      --
Options Exercised                                --                (523,077)
Options Transferred                              --                      --
Options Cancelled                                --                 (80,000)
                                       ------------            ------------
Options Outstanding at
  End of Period                           1,025,000               1,025,000
                                       ============            ============
Exercise Price per Share                 $.62-$2.29              $.62-$2.29
Fair Value of Options Granted                 $1.66                   $1.66

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

     Proforma results of operations, had SFAS 123 been used to account for stock-based compensation cost, would have resulted in additional compensation expense of approximately $2,966,000 for the year ended March 31, 1998 resulting in a proforma net loss of approximately $13,446,000 for that same reporting period.

     The fair market value of the warrants were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respective: risk-free interest rates of 14%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's Common
Stock of 203% and an expected life equaling the warrants exercise periods.

WARRANTS

     As of September 30, 1998, there are five-year warrants outstanding exercisable to purchase 500,000 shares of Common Stock that were issued in connection with a lending transaction as discussed more fully in Note 5(B)(2).

     As of September 30, 1998, there were Class B Warrants outstanding exercisable to purchase an aggregate 27,750 shares of the Company's common stock at an exercise price of $1.20 per share and Class A warrants that expire on May
12, 1999 to purchase 570,415 shares of the Company's Common Stock at an exercise price of $2.25 per share.

NOTE 11 -- OPERATING LEASE

     On December 8, 1997, the Company entered into a five year operating lease expiring December 31, 2002 for 1,500 square feet of office space in Melville, Long Island, New York. Minimum future rental payments under this operating lease, including electric is $35,735 per annum. NOTE 12 -- BUSINESS PLAN AND
LIQUIDITY

NOTE 12--BUSINESS PLAN AND LIQUIDITY

     The Company's wholly owned subsidiary, PCN, is currently seeking to raise funds, which may include the issuance of equity securities, necessary to build out a wireless communications network, thus utilizing the Company's six PCS licenses in Vermont, Maine and a portion of upstate New York, with certain overlap in Pennsylvania and New Hampshire. On October 21, 1998, the Company received a commitment for a $16 million term loan facility from a PCS equipment vendor. The commitment is subject to, among other conditions, the Company obtaining binding commitments for equity contributions and/or subordinated debt in the amount of at least $16 million. The commitment expires on December 15, 1998. There can be no assurance that the Company will be able to secure financing sufficient to cover the cost associated with the system build out, its operations and the FCC licenses.


                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12--BUSINESS PLAN AND LIQUIDITY (CONTINUED)

     See Note 2 for further  discussion  of debt  reduction  resulting  from the
Company's  election  of  the  Disaggregation   Option.   Based  on  management's
continuing negotiations for vendor and other third party financing,  election of the Disaggregation Option as discussed in Note 2 should enhance PCN's ability to secure such financing.

     In July 1998,  management made the decision to discontinue reselling paging airtime for Skytel, a nationwide paging carrier,  and focus its sales efforts on adding direct subscribers and resellers to the Company's 900 MHz Glenayre paging system. In connection with this decision,  management  entered into a settlement agreement  effective  July 1, 1998  with  Skytel.  Pursuant  to the terms of the settlement agreement, the Company paid Skytel approximately $98,000 and tendered its Skytel customer base and the  corresponding  accounts  receivable to Skytel, who will assume all future  billing,  collections and customer  service.  Skytel will apply 25% of all future cash collections from the transferred customer base against  the  remaining  balance  due to Skytel  after  payments  made under the
Settlement Agreement.  Once the balance due to Skytel of approximately  $194,000
(after applying the $98,000 payment discussed above) has reached $75,000, Skytel will  release the  Company  from any further  obligations  under the  Settlement
Agreement. As of September 30, 1998, the balance due to Skytel was approximately
$130,000.

     On March 16, 1998, TCI, the Company's wholly owned paging subsidiary, entered into a Management Service Agreement with Paging Source of New York
("PSNY"). Under this Agreement, PSNY was to, among other things, perform billing, customer service and other management services for a monthly fee. As a result of PSNY's subsequent breach of this Agreement, TCI has internalized the management of paging operations. In response to this, TCI purchased new billing software, hired a general manager, director of sales and several customer service representatives and billing personnel. Due to ongoing losses from operations, management is seeking to exit from its paging operations. This may involve the sale of the paging customer base as well as the sale of paging equipment (see Note 3) and the settlement of the related capital lease obligations (see Note 6).

     The Company's financial statements for the three months ended September 30, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has continued to incur net losses with a net loss of $3,638,129 for the six months ended September 30, 1998. The Company had a working capital deficiency of $3,205,132 at September 30, 1998 and its cash used by operations during the six months ended September 30, 1998 was $1,455,494. If cash flows from operations were assumed to be the same for the fiscal year 1999 as 1998, the Company would continue to have a working capital deficiency. Recognizing that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources, management has retained a public relations firm and certain other independent consultants to assist it in taking steps to minimize this cash shortfall and to assist it in identifying entities interested in its business.
However, no assurances can be given that the efforts of the Company or that of its consultants will be successful in raising additional capital. Furthermore, there can be no assurance, assuming the Company raises additional funds, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, the Company may be required to seek bankruptcy protection from its creditors. NOTE 13 -- CONTINGENT LIABILITIES

NOTE 13--CONTINGENT LIABILITIES

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



                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 14 -- PENDING LITIGATION

     (A) On or about October 15, 1997,  the Company was served with a Summons in an action entitled:  Motorola,  Inc., Plaintiff,  v. Electronics  Communications
Corp., Defendant, in the Superior Court of New Jersey Law Division: Union County
Special Civil Part.  Motorola claims the Company owes it approximately  $106,000 including  interest  for  merchandise,  consisting  of various  pager  parts and equipment,  restocking fees of approximately $13,100, and attorneys' fees. On or about May 15,  1998,  Motorola  filed a Motion  for  Summary  Judgment  with the
Superior  Court of New Jersey Law  Division,  Essex  County.  On June 19,  1998,
Motorola's motion for summary judgement was denied. In October 1998, the Company executed a Stipulation of Settlement with Motorola in settlement of the lawsuit, which  requires the Company to pay $126,500 to Motorola by November 15, 1998. As
a result of the  Company  not  making the  settlement  payment  of  $126,500  on
November 15, 1998, Motorola has sought an Order of Judgement for $126,500 and is seeking a  judgment  for an as yet  undetermined  amount  for its claim for lost profits.  The "lost profits" claim asserts that due to the Company's  failure to purchase  certain  equipment,  Motorola  sustained lost profits of approximately
$1.2 million. The Company will seek to defend against the claim. Pursuant to the
Stipulation of Settlement,  the Company has the right to pay Motorola the sum of
$131,500  in full  satisfaction  of its  obligations  under the  Stipulation  of
Settlement  at any time prior to entry of judgement on  Motorola's  loss profits claim.

     (B) On October 29, 1998,  the Company  received an Amended  Complaint  from
Madison Leasing Co., Inc. Due to the Company's default under the terms of a lease for two way radio equipment, Madison is seeking to recover approximately
$160,000 plus interest and attorneys fees. Madison has obtained an Order for Judgement in the amount of approximately $160,000. The Company is disputing the amounts set forth in the judgement and the service of such judgement on the Company. However, at this time management cannot make a determination as to the outcome of the disputes set forth above.

NOTE 15 -- SUBSEQUENT EVENTS

     (A) As of November 13, 1998,  an  additional .4 shares of the 1997 Series C
Convertible Preferred Stock had been converted into 875,213 shares of the Company's Common Stock.

     (B) In response to a notice that its common stock would be delisted from trading on the NASDAQ Small Cap Market due to failure to maintain a minimum
$1.00 bid price in the over-the-counter market, in September 1998, the Company's
Board of Directors approved a 1 for 8 reverse stock split of its common stock subject to stockholder approval. A special stockholder meeting was to be held on October 15, 1998 to consider the proposed reverse stock split. In October 1998, the Company announced that the stockholder meeting date was being postponed and is now expected to be held sometime in late December 1998 or January 1999. In addition, because of the relatively low market price for the common stock, the Board approved a substantially larger reverse stock split of up to 1 for 40.

     Additionally, the Company requested a hearing with NASDAQ to discuss the delisting. The hearing was held on October 29, 1998. As of November 13, 1998, no decision has been rendered by NASDAQ.

     (C) On November 4, 1998, the Company began a Private Offering the terms of which provide for the subscription of a minimum of 500 and a maximum of 5,000 shares of Series D Preferred Stock, $.01 par value, $1,000 stated value and purchase price per share. Holders of the Series D Preferred Stock are entitled to receive a dividend (provided the Company has either sufficient surplus or net income) at the rate of 10% of the stated value per annum, payable upon conversion in cash, or at the option of the holder, in shares of the Company's
Common Stock. The Series D Preferred Stock is non-voting and is convertible, subject to certain quantitative limitations, commencing February 1, 1999 into shares of the Company's Common Stock at a conversion price equal to the lower of
(i) the closing bid price of the Company's Common Stock on the date of issuance of the Series D Preferred Stock, or (ii) 75% of the average closing bid price of the Company's Common Stock for the five trading days immediately preceding the date on which the Company receives a Conversion Notice from a holder of Series D
Preferred  Stock.  The Series D Preferred  Stock is subject to redemption by the
Company at a redemption price equal to the sum of the stated value and the accrued dividends thereon, multiplied by 133%. The Placement Agent for this offering will be




                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15 -- SUBSEQUENT EVENTS (continued)

paid a placement fee of 11% and a non-accountable expense allowance of 2% of any offering proceeds received as well as five-year warrants exercisable to purchase
5,000,000 shares of the Company's Common Stock at an exercise price of 110% of the closing bid price of the Company's Common Stock on the day immediately preceding the initial closing.

     The initial closing occurred on November 6, 1998 pursuant to which 500 shares of the Series D Preferred Stock were issued for $500,000 of which the Company received proceeds of $48,500 after deducting fees and expenses and the repayment of a $374,000 advance received on October 28, 1998. The advance was personally guaranteed by the Company's President & CEO. In consideration for the personal guarantee, the Company will issue to the President and CEO, subject to Board of Directors approval, 10 year warrants, with full registration rights, to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.09375 per share (opening bid price on the date of the guarantee).

     (D) On October 16, 1998, the Company entered into a purchase and sale contract for an 8,000 square foot switching and customer care facility located in South Burlington, Vermont. The total purchase price of the building was $550,000 of which a down payment of $80,000 was made. Closing is scheduled on or before May 3, 1999 and, until such time, the Company will lease the facility on a month to month basis.



                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES



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

The Company, through its TCI subsidiary, currently operates a state of the art digital 900MHz Glenyre satellite-based Flex paging system, which covers the New
York Metropolitan area and New Jersey. As discussed in Note 12, the Company is seeking to exit from its paging operations.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED  SEPTEMBER  30, 1998 COMPARED TO THREE AND SIX MONTHS
ENDED SEPTEMBER 30, 1997

Total revenues  decreased  $746,034 or 78% for the three months ended  September
30, 1998 compared to the three months ended  September 30, 1997.  Paging and Two
Way Radio revenues decreased $399,348 or 66% for that same three month comparative period. There were no Commissions revenues for the three months ended September 30, 1998 compared to $346,686 for the three months ended
September 30, 1997.

Total revenues  decreased  $1,193,414 or 74% for the six months ended  September
30, 1998 compared to the six months ended September 30, 1997. Paging and Two Way
Radio  revenues  decreased  $741,541 or 64% for that same six month  comparative period.  There were no Commissions  or  Electronics  revenues for the six months ended September 30, 1998 compared to $442,259 and $9,614, respectively,  for the six months ended  September  30, 1997.  The Company  attributes  the decrease in
Electronics revenues to its exit from the distribution of consumer  electronics, which was  conducted  at the  Company's  wholly owned  subsidiary,  FTD. FTD was
engaged  in  the  wholesale   distribution  of  cellular   telephones,   related
accessories and other electronic products.

The Commissions revenue decrease for both the three and six month comparative periods was due to the Company ceasing activations of cellular phones which was primarily due to the loss of the Company's Master Agent Agreement with NYNEX
Mobile Communications,  Inc. ("NYNEX") and Bell Atlantic Mobile, Communications,
Inc.  ("BAM").  On May  15,  1997,  the  Company  entered  into a  Settlement  &
Separation Agreement (the "Settlement Agreement") whereby the Company severed its agency relationship with NYNEX and BAM with respect to the solicitation of cellular activations. The contract with NYNEX and BAM was the Company's largest source of commission income. As a result of the Settlement Agreement, the Company's inability to establish a profitable relationship with another cellular carrier, a lack of available resources and continuing losses, the Company ceased cellular phone activations. This resulted in a related decrease in cost of sales
$189,899 and $275,562 for the three and six month comparative periods, respectively.

The  decrease  of Paging and Two Way Radio  revenues  for both the three and six month comparative  periods was due to management's  redirecting of the Company's resources  towards the  restructuring of the Company and its subsidiaries in the third and fourth quarter of fiscal 1998, thus requiring a significant  reduction of sales and marketing  personnel.  The restructuring  included a highly focused effort to raise  additional  capital in order to settle numerous  obligations of the  Company  and its  subsidiaries  and  re-position  the  Company  and its PCN
subsidiary  for  entry  into  the  personal   communications  service  business,
including the  preparation of a business plan for PCN and requests for proposals




                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES



that were sent to various vendors of GSM equipment. This redirection of resources resulted in a corresponding decrease in Paging and Two Way Radio cost of sales of approximately $207,153 or 53% for the three month comparative period and $382,857 or 52% for the six month comparative period.

Selling,  General and Administrative Expenses ("SGA") for the three months ended
September 30, 1998 was $1,265,500 compared to $1,820,891 for the three months ended September 30, 1997, a decrease of $555,391 or 31%. SGA for the six months ended September 30, 1998 was $2,066,010 compared to $3,301,290 for the six months ended September 30, 1997, a decrease of $1,235,280 or 37%. This was principally attributable to the Company's restructuring and the resulting significant reduction in sales and marketing personnel, somewhat offset by expenses incurred due to the Company's refocusing of its efforts towards the build-out of its PCS licenses and provision of digital wireless services and the initial engineering and design of the proposed PCS network. Additionally, SGA for the three months ended September 30, 1998 increased $464,990 or 58% compared to the three months ended June 30, 1998 principally due to the amortization of the prepaid marketing service contract as discussed in Note 4 as well as increased engineering and design costs associated with proposed build-out of the PCS network.

Interest expense was $816,791 for the three months ended September 30, 1998 compared to $1,519,266 for the three months ended September 30, 1997 and $1,655,591 for the six months ended September 30, 1998 compared to $1,613,529 for the six months ended September 30, 1997. The increase in interest expense for the three month comparative period is primarily attributable to the private placement of the 8% convertible debentures on August 7, 1997 which resulted in a non-cash finance charge of approximately $1.4 million. For the six month comparative period, total interest expense was virtually unchanged as the approximate $1.4 million non-cash finance charge for the six month period in 1997 is somewhat offset by the amortization of deferred finance charges associated with the $500,000 10% promissory notes (see Note 5(B)(2)) and the Company's Series C Preferred Stock (see Note 8) for the six month period in
1998.

Net Loss for the three months ended September 30, 1998 was $2,049,413 compared to $3,352,979 for the three months ended September 30, 1997 and $3,638,129 for the six months ended September 30, 1998 compared to $4,722,545 for the six months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since its formation through September 30, 1998, the Company has financed its operations and met its capital requirements primarily through the use of its cash flow from capital investments, including the issuance of convertible notes and debentures and convertible preferred stock.

The Company incurred net losses of $3,638,129 and $4,722,545 for the six months ended September 30, 1998 and the six months ended September 30, 1997, respectively. The Company attributes the decrease principally due to the decrease in SGA as discussed above in the Results of Operations section.

The Company had a working capital deficiency of $3,205,132 as of September 30, 1998.

Net cash used in operating activities for the three months ended September 30, 1998 was $887,202 compared to $1,272,622 for the three months ended September
30, 1997 and $1,455,494 for the six months ended September 30, 1998 compared to $1,684,726 for the six months ended September 30, 1997.

Net cash used in investing activities for the three months ended September 30, 1998 was $16,902 compared to $593,112 for the three months ended September 30, 1997 and $49,589 for the six months ended September 30, 1998 compared to $1,053,028 for the six months ended September 30, 1997.

Net cash used by financing activities for the three months ended September 30, 1998 was $45,712 compared to net cash provided by financing activities of $1,970,012 for the three months ended September 30, 1997. Net cash used by financing activities for the six months ended September 30, 1998 was $124,848 compared to net cash provided by financing activities for the six months ended
September 30, 1997 of $2,816,859.


                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES



The Company's financial statements for the three months ended September 30, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has continued to incur net losses with a net loss of $3,638,129 for the six months ended September 30, 1998. The Company had a working capital deficiency of $3,205,132 at September 30,1998 and its cash used by operations during the six months ended September 30, 1998 was $887,202. If cash flows from operations were assumed to be the same for the fiscal year 1999 as 1998, the Company would continue to have a working capital deficiency.
Recognizing that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources, management has retained a public relations firm and certain other independent consultants to assist it in taking steps to minimize this cash shortfall and to assist it in identifying entities interested in its business.
However, no assurances can be given that the efforts of the Company or that of its consultants will be successful in raising additional capital. Furthermore, there can be no assurance, assuming the Company raises additional funds, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, the Company may be required to seek bankruptcy protection from its creditors.

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

DATED: November 19, 1998            NORTHEAST DIGITAL NETWORKS, INC.
                                    (formerly ELECTRONICS COMMUNICATIONS CORP.)



             By: /s/ Joseph A. Rosio

             ------------------------------------
             Joseph A. Rosio, President, Principal Executive Officer

             By: /s/ Christopher J. Garcia

             ------------------------------------
             Christopher J. Garcia, Treasurer, Principal Financial
             and Accounting Officer


                                       30

