Form 10QSB
period 1998-12-31
NORTHEAST DIGITAL NETWORKS INC
filed 1999-02-19
CIK 926366

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10QSB

                                   ----------


(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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

                            Yes [X]          No [ ]

     The number of shares of the registrant's common stock ($.60 par value) outstanding as of February 12, 1999 was 26,467,883 shares.



================================================================================

                       This page intentionally left blank.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES




                                      INDEX


Part I. Financial Information


Item 1. Consolidated Financial Statements

          Consolidated  Balance  Sheets as of  December  31,
          1998 (unaudited) and March 31, 1998

          Consolidated Statements of Operations for the nine
          and  three   months   ended   December   31,  1998
          (unaudited) and 1997 (unaudited)

          Consolidated Statements of Cash Flows for the nine
          and  three   months   ended   December   31,  1998
          (unaudited) and 1997 (unaudited)

          Consolidated Statement of Changes in Stockholders'
          Equity for the nine months ended December 31, 1998
          (unaudited)

          Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis


Part II. Other Information


          Signature Page





                 See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,      March 31,
ASSETS                                                        1998            1998
                                                          ------------    ------------
                                                          (Unaudited)
Current Assets:
   Cash ...............................................   $     38,295    $  1,767,930
   Accounts Receivable
     (Net of $63,000 Allowance for Doubtful Accounts at
     December 31, 1998 and $71,000 at March 31, 1998) .          1,936          62,217
   Prepaid Expenses ...................................             --          21,071
                                                          ------------    ------------
           Total Current Assets .......................         40,231       1,851,218
                                                          ------------    ------------

Property And Equipment:
   Property and Equipment .............................        777,259       1,686,122
   Accumulated Depreciation ...........................       (722,135)       (649,732)
                                                          ------------    ------------
           Net Property And Equipment .................         55,124       1,036,390
                                                          ------------    ------------

Other Assets:
   PCS Licenses .......................................     13,266,269      22,300,351
   Paging System Costs ................................             --         676,614
   Debt Issue Cost ....................................             --       1,020,000
   Other Assets .......................................        274,759         127,666
                                                          ------------    ------------
           Total Other Assets .........................     13,541,028      24,124,631
                                                          ------------    ------------
Total Assets ..........................................   $ 13,636,383    $ 27,012,239
                                                          ============    ============

                 See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                   December 31,      March 31,
Liabilities And Stockholders' Equity                                                  1998             1998
                                                                                   ------------    ------------
                                                                                   (Unaudited)
Current Liabilities:
   Accounts Payable and Accrued Expenses .......................................   $  2,097,609    $  1,316,606
   Notes Payable--Other ........................................................        331,826         795,677
   Current Portion of Long Term Debt ...........................................        648,038         332,524
   Current Portion of Notes Payable to FCC .....................................        419,871         158,670
                                                                                   ------------    ------------
          Total Current Liabilities ............................................      3,497,344       2,603,477
                                                                                   ------------    ------------

Long Term Liabilities:
   Notes Payable to FCC ........................................................      9,144,897      18,760,307
   Long Term Debt ..............................................................             --       1,087,345
                                                                                   ------------    ------------
          Total Long Term Liabilities ..........................................      9,144,897      19,847,652
                                                                                   ------------    ------------

Commitments And Contingencies

Stockholders' Equity:
   Preferred  Stock, $.01  par  value, 45 authorized Series C Non-voting
     Convertible, 20.75 Shares issued and outstanding at December 31, 1998 and
     45 at March 31, 1998, 5,000 authorized Series D Non-voting Convertible, 900 shares issued and outstanding at December 31, 1998 and 0 at March 31, 1998,
     350 authorized  Series E Non-voting  Convertible, 334.2 shares issued and outstanding at December 31, 1998 and 0 at
     March 31, 1998 ............................................................             12              --
   Common Stock, par value $.60 per share, 40,000,000 authorized,
     26,467,883 issued and outstanding at December 31, 1998 and 5,531,705
     at March 31, 1998 .........................................................     15,937,552       3,375,845
   Additional Paid-In Capital ..................................................     13,771,757      24,443,726
   Accumulated Deficit .........................................................    (27,819,029)    (21,203,461)
   Discount on Common Stock available to
     Series C Preferred Shareholders ...........................................       (896,150)     (2,055,000)
                                                                                   ------------    ------------
          Total Stockholders' Equity ...........................................        994,142       4,561,110
                                                                                   ------------    ------------
 Total Liabilities And Stockholders' Equity ....................................   $ 13,636,383    $ 27,012,239
                                                                                   ============    ============

                 See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Nine             Nine
                                                           Months Ended     Months Ended
                                                           December 31,     December 31,
                                                               1998             1997
                                                           -----------      -----------
                                                           (Unaudited)      (Unaudited)
Revenues:
   Paging & Two Way Radio ............................     $   457,532      $ 1,745,386
   Commissions .......................................              --          422,428
   Electronics .......................................              --            9,614
                                                           -----------      -----------

          Total Revenues .............................         457,532        2,177,428
                                                           -----------      -----------


Cost of Sales:
   Paging & Two Way Radio ............................         425,017        1,087,399
   Commissions .......................................              --          275,562
   Electronics .......................................              --          389,275
                                                           -----------      -----------

          Total Cost Of Sales ........................         425,017        1,752,236
                                                           -----------      -----------

          Gross Profit ...............................          32,515          425,192
                                                           -----------      -----------


Selling, General And Administrative Expenses:
   Selling ...........................................              --        1,380,842
   General and Administrative ........................       2,927,544        3,195,278
                                                           -----------      -----------

          Total Selling, General and
             Administrative Expenses .................       2,927,544        4,576,120
                                                           -----------      -----------

Loss From Operations .................................      (2,895,029)      (4,150,928)
                                                           -----------      -----------


Other Income (Expense):
   Interest Expense ..................................      (2,293,049)      (2,497,499)
   Interest Income ...................................          25,304            3,514
   Loss on Writedown of Paging Assets ................      (1,452,794)              --
                                                           -----------      -----------

          Total Other Income (Expense) ...............      (3,720,539)      (2,493,985)
                                                           -----------      -----------

Loss Before Minority Interest and Extraordinary Income      (6,615,568)      (6,644,913)
                                                           -----------      -----------

Minority Interest in Loss of Consolidated Subsidiaries              --          (30,245)
                                                           -----------      -----------

Loss Before Extraordinary Income .....................      (6,615,568)      (6,675,158)
                                                           -----------      -----------

Extraordinary Income .................................              --          599,146
                                                           -----------      -----------

Net Loss .............................................     $(6,615,568)     $(6,076,012)
                                                           ===========      ===========

Loss Per Common Share ................................     $     (0.40)     $     (3.47)
                                                           ===========      ===========

                 See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three          Three
                                                         Months Ended    Months Ended
                                                         December 31,    December 31,
                                                             1998            1997
                                                         -----------    -----------
                                                         (Unaudited)    (Unaudited)
Revenues:
   Paging & Two Way Radio ............................   $    46,500    $   592,813

Cost of Sales:
   Paging & Two Way Radio ............................        72,201        351,726
   Commissions .......................................            --         19,831
                                                         -----------    -----------

          Total Cost Of Sales ........................        72,201        371,557
                                                         -----------    -----------

          Gross Profit ...............................       (25,701)       221,256
                                                         -----------    -----------


Selling, General And Administrative Expenses:
   Selling ...........................................            --        425,890
   General and Administrative ........................       861,534        848,940
                                                         -----------    -----------

          Total Selling, General and
             Administrative Expenses .................       861,534      1,274,830
                                                         -----------    -----------

Loss From Operations .................................      (887,235)    (1,053,574)
                                                         -----------    -----------


Other Income (Expense):
   Interest Expense ..................................      (637,458)      (883,955)
   Interest Income ...................................            48             --
   Loss on Writedown of Paging Assets ................    (1,452,794)            --
                                                         -----------    -----------

          Total Other Income (Expense) ...............    (2,090,204)      (883,955)
                                                         -----------    -----------

Loss Before Minority Interest and Extraordinary Income    (2,977,439)    (1,937,529)
                                                         -----------    -----------

Minority Interest in Loss of Consolidated Subsidiaries            --        (15,084)
                                                         -----------    -----------

Loss Before Extradordinary Income ....................    (2,977,439)    (1,952,613)
                                                         -----------    -----------

Extradordinary Income ................................            --        599,146
                                                         -----------    -----------

Net Loss .............................................   $(2,977,439)   $(1,353,467)
                                                         ===========    ===========

Loss Per Common Share ................................   $     (0.12)   $     (0.44)
                                                         ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Nine Months    Nine Months
                                                                    Ended          Ended
                                                                 December 31,   December 31,
                                                                    1998           1997
                                                                 -----------    -----------
                                                                 (Unaudited)    (Unaudited)
Cash Flows From Operating Activities

   Net Loss ..................................................   $(6,615,568)   $(6,076,012)

   Adjustments to Reconcile Net Loss to
     Net Cash Used By Operations:

   Issuance of Common and Preferred Stock for Interest Expense        36,566             --

   Warrants Issued for Interest Expense ......................            --         59,000

   Issuance of Common Stock for Consulting and Other Services             --        459,140

   Legal Fees Financed with Stockholder Note Payable .........            --         80,000

   Debt Forgiveness Income ...................................            --       (599,146)

   Depreciation and Amortization .............................       215,732        738,049

   Non-cash Amortization of Finance Charges ..................     2,178,110      2,264,143

   Marketing Service Contracts ...............................            --        531,678

   Writedown of Paging Assets ................................     1,452,794             --

   Minority Interest in Loss (Income) ........................            --         30,245

   Changes in:

   Accounts Receivable .......................................        60,281        181,304

   Inventories ...............................................            --         86,576

   Prepayments ...............................................        21,071        (74,507)

   Accounts Payable and Accrued Expenses .....................       748,041     (1,077,351)

   Accrued Interest ..........................................        27,243             --

   Security Deposits and Other ...............................      (147,093)        (7,189)
                                                                 -----------    -----------


           Total Adjustments .................................     4,592,745      2,671,942
                                                                 -----------    -----------


Net Cash Used In Operating Activities ........................    (2,022,823)    (3,404,070)
                                                                 -----------    -----------

                 See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                     December 31,   December 31,
                                                         1998          1997
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)

Cash Flows From Investing Activities

   PCS Licenses ..................................   $        --    $    33,481

   Additions to Property and Equipment ...........       (49,589)       (63,305)

   Paging System Costs and Other Assets ..........            --         43,266
                                                     -----------    -----------


Net Cash (Used) Provided By Investing Activities .       (49,589)        13,442
                                                     -----------    -----------


Cash Flows From Financing Activities

   Payment for Deferred Debenture Costs ..........            --       (325,000)

   Net Proceeds of Shareholder Loans .............            --        189,188

   Payments of Bank and Other Loans ..............            --       (869,050)

   Proceeds from 10% Convertible Promisory Notes .            --        500,000

   Proceeds from Other Loans .....................        10,000             --

   Proceeds from Debentures ......................            --      2,399,139

   Principal Payments of Capital Lease Obligations       (80,529)      (130,945)

   Proceeds from Sale of Common Stock ............            --        627,810

   Proceeds from Sale of Series C Preferred Stock             --      2,595,000

   Proceeds from Sale of Series D Preferred Stock        783,000             --

   Payments of Long Term Debt ....................       (44,319)        (4,395)

   Payment of Notes Payable to FCC ...............      (325,375)            --
                                                     -----------    -----------


Net Cash Provided by Financing Activities ........       342,777      4,981,747
                                                     -----------    -----------


Net Increase (Decrease) In Cash ..................    (1,729,635)     1,591,119
                                                     -----------    -----------

Cash, Beginning Of Period ........................     1,767,930         48,620
                                                     -----------    -----------


Cash, End Of Period ..............................   $    38,295    $ 1,639,739
                                                     ===========    ===========


                 See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Nine Months    Nine Months
                                                              Ended          Ended
                                                           December 31,   December 31,
                                                               1998          1997
                                                           -----------    -----------
                                                           (Unaudited)    (Unaudited)
Supplemental Disclosure For Cash Flows

  Cash Paid During The Period For:

   Interest ............................................   $   58,107     $  262,217

   Taxes ...............................................           --             --

Supplemental Schedule Of Non-Cash
  Investing And Financing Activities

   Common Stock Issued for Payment of Loan Payable .....           --        352,360

   Exchange of Convertible Debentures for Common Stock .      559,397      2,600,000

   Exchange of Common Stock for Convertible Debentures .           --      1,908,093

   Exchange of Convertible Notes for Common Stock ......      173,152             --

   Exchange of Convertible Notes for Preferred Stock ...      334,200             --

   Exchange of Preferred Stock for Common Stock ........    7,881,585             --

   Non-cash Interest Capitalized on Notes Payable to FCC      624,933             --

   Retirement of Warrants and Notes Receivable .........           --          5,701

                 See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months   Three Months
                                                                    Ended           Ended
                                                                 December 31,   December 31,
                                                                    1998            1997
                                                                 -----------    -----------
                                                                 (Unaudited)    (Unaudited)
Cash Flows From Investing Activities

   Net Loss ..................................................   $(2,977,439)   $(1,353,467)

   Adjustments to Reconcile Net Loss to
     Net Cash Used By Operations:

   Issuance of Common and Preferred Stock for Interest Expense         7,500             --

   Issuance of Common Stock for Consulting and Other Services             --        294,306

   Legal Fees Financed with Stockholder Note Payable .........            --         80,000

   Debt Forgiveness Income ...................................            --       (599,146)

   Warrants Issued for Interest Expense ......................            --         59,000

   Depreciation and Amortization .............................         5,303        119,108

   Non-cash Amortization of Finance Charges ..................       598,606        880,982

   Marketing Service Contracts ...............................            --        177,226

   Writedown of Paging Assets ................................     1,452,794             --

   Minority Interest in Loss (Income) ........................            --         45,406

   Changes in:

   Accounts Receivable .......................................        48,745        441,518

   Inventories ...............................................            --        380,525

   Prepayments ...............................................            --         28,537

   Accounts Payable and Accrued Expenses .....................       377,193     (1,381,554)

   Accrued Interest ..........................................        14,138       (885,671)

   Security Deposits and Other ...............................       (94,169)        (6,114)
                                                                 -----------    -----------


                    Total Adjustments ........................     2,410,110       (365,877)
                                                                 -----------    -----------


Net Cash Used in Operating Activities ........................      (567,329)    (1,719,344)
                                                                 -----------    -----------

                 See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three Months   Three Months
                                                        Ended           Ended
                                                     December 31,   December 31,
                                                        1998            1997
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)

Cash Flows From Investing Activities

   PCS License ...................................   $        --    $    40,025

   Additions to Property and Equipment ...........            --        (17,166)

   Paging System Costs and Other Assets ..........            --      1,043,611
                                                     -----------    -----------


Net Cash Provided By Investing Activities ........            --      1,066,470
                                                     -----------    -----------


Cash Flows From Financing Activities

   Payment for Deferred Debenture Costs ..........            --       (356,729)

   Net Proceeds of Shareholder Loans .............            --        119,043

   Proceeds from Other Loans .....................        10,000             --

   Proceeds from 10% Convertible Promissory Notes             --        500,000

   Payments of Bank and Other Loans ..............            --       (779,293)

   Proceeds from Debentures ......................            --        142,110

   Proceeds from Sale of Series C Preferred Stock             --      2,595,000

   Proceeds from Sale of Series D Preferred Stock        783,000             --

   Principal Payments of Capital Lease Obligations            --        (50,848)

   Payments of Notes Payable to FCC ..............      (325,375)            --

   Payments of Long Term Debt ....................            --         (4,395)
                                                     -----------    -----------


Net Cash Provided by Financing Activities ........       467,625      2,164,888
                                                     -----------    -----------


Net Increase (Decrease) In Cash ..................       (99,704)     1,512,014
                                                     -----------    -----------

Cash, Beginning Of Period ........................       137,999        127,725
                                                     -----------    -----------


Cash, End Of Period ..............................   $    38,295    $ 1,639,739
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Three Months   Three Months
                                                              Ended           Ended
                                                           December 31,   December 31,
                                                              1998            1997
                                                           -----------    -----------
                                                           (Unaudited)    (Unaudited)
Supplemental Disclosure For Cash Flows

  Cash Paid During The Period For:

   Interest ............................................   $   16,269     $   84,276

   Taxes ...............................................           --             --

Supplemental Schedule Of Non-Cash
  Investing And Financing Activities

   Exchange of Convertible Debentures for Common Stock .      110,844      2,600,000

   Exchange of Convertible Notes for Preferred Stock ...      334,200             --

   Exchange of Preferred Stock for Common Stock ........      918,974             --

   Non-cash Interest Capitalized on Notes Payable to FCC      208,311             --

                 See Notes to Consolidated Financial Statements.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)





                                           Preferred Stock                  Common Stock
                                    ----------------------------    ----------------------------
                                       Shares          Amount          Shares           Amount
                                    ------------    ------------    ------------    ------------
Balance as of March 31, 1998 ....             45    $         --       5,531,705    $  3,375,845

Conversion of 8% cumulative
  convertible debentures into
  Common Stock ..................             --              --       1,711,387       1,026,832

Conversion of Series C Preferred
  Stock into Common Stock .......         (24.25)             --      13,135,975       7,881,585

Sale of Series D Preferred Stock
  Net of $117,000 of Expenses ...            900               9              --              --

Conversion of 10% Promissory
  Notes into Common Stock .......             --              --       6,088,816       3,653,290

Conversion of 10% Promisory Notes
  into Series E Preferred Stock .         334.20               3              --              --

Amortization of discount on
  Common Stock available
  to Preferred Shareholders .....             --              --              --              --

Net Loss ........................             --              --              --              --
                                    ------------    ------------    ------------    ------------

Balance as of
  December 31, 1998 .............       1,254.95    $         12      26,467,883    $ 15,937,552
                                    ============    ============    ============    ============


                                                                    Discount on
                                                                      Common
                                                                       Stock
                                    Additional                      Available to
                                      Paid-In       Accumulated      Preferred
                                      Capital          Deficit      Shareholders       Total
                                    ------------    ------------    ------------    ------------
Balance as of March 31, 1998 ....   $ 24,443,726    $(21,203,461)   $ (2,055,000)   $  4,561,110

Conversion of 8% cumulative
  convertible debentures into
  Common Stock ..................       (427,434)             --              --         599,398

Conversion of Series C Preferred
  Stock into Common Stock .......     (7,881,585)             --              --              --

Sale of Series D Preferred Stock
  Net of $117,000 of Expenses ...        782,991              --              --         783,000

Conversion of 10% Promissory
  Notes into Common Stock .......     (3,480,138)             --              --         173,152

Conversion of 10% Promisory Notes
  into Series E Preferred Stock .        334,197              --              --         334,200

Amortization of discount on
  Common Stock available
  to Preferred Shareholders .....             --              --       1,158,850       1,158,850

Net Loss ........................             --      (6,615,568)             --      (6,615,568)
                                    ------------    ------------    ------------    ------------

Balance as of
  December 31, 1998 .............   $ 13,771,757    $(27,819,029)   $   (896,150)   $    994,142
                                    ============    ============    ============    ============


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

     On August 11, 1997, the Company changed its fiscal year end from December 31 to March 31.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not necessarily include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended December 31, 1998 are not necessarily indicative of the results that  may be  expected  for  the  year  ended  March  31,  1999.  The  unaudited consolidated  financial  statements  should  be read  in  conjunction  with  the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10KSB as amended for the year ended March 31, 1998.

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


     (C) PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the respective assets (3 to 7 years).


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


     (E) CONCENTRATION OF CREDIT RISK

     The Company maintains its cash accounts in banks in New York. Cash deposits are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. There were no uninsured balances at December 31, 1998.


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


     (G) FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31 and March 31, 1998, the fair values of cash, accounts receivable, non-convertible short term debt and current portion of long-term debt and accounts payable, approximated their carrying values because of the short-term nature of these instruments. The fair value and carrying amount of the Company's long term notes payable to the FCC with an actual interest rate of 7% and the corresponding PCS Licenses were adjusted to reflect an imputed interest rate of 14% which more closely corresponds to the Company's borrowing rate.

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

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 2 -- PCS LICENSES (continued)

     On June 8, 1998, the Company elected the Disaggregation Option. As a result, 15 MHz of the 30 MHz of spectrum awarded under the licenses were returned to the FCC. Debt incurred for the licenses was reduced from $23,806,980 to $11,903,490 ($8,842,090 when discounted using an imputed interest rate of 14%--see Note 1(G)). Accrued and capitalized interest due to the FCC of $2,233,418 was reduced by $1,810,300 to $423,118 after applying a credit for 50% of the total accrued and capitalized interest, a credit of $529,044 for 40% of the downpayment forfeiture and a credit of $164,547 for 50% of the interest payments made. Total suspended accrued interest due to the FCC of $423,118 is to be paid in eight quarterly installments of $52,890. Quarterly interest payments due on the FCC notes were reduced from $416,622 to $208,311.

     Included in the license costs are certain legal and professional fees incurred in obtaining the licenses. Capitalized PCS interest in the amount of $1,048,051 and $2,233,418 is included in PCS Licenses at December 31, 1998 and March 31, 1998, respectively. The Company has not begun PCS service and will require substantial additional financing to pay the balance of the purchase price for the PCS licenses and to construct the system prior to initiating PCS service. No assurance can be given that such financing will become available. Assuming inception of PCS services, the Company will amortize the licenses and related costs over a forty-year period.

     Under Section 310(b)(4) of the Communications Act, aliens may own up to 25% percent of the Company's stock. In late December 1998, the Company learned that stock ownership by aliens rose to approximately 29%. In order for the Company to bring itself into full compliance with the Communications Act, the FCC must find that the public interest would not be served by disallowing the current alien ownership.The Company will formally request the FCC to make the requisite public interest finding, and to forebear from imposing any monetary fine or other penalty on the Company.

     Counsel for the Company has also advised that changes in ownership of its stock might jeopardize the Company's status as a very small business. In such event, the Company could be subject to less favorable installment and interest payments, could be required to supplement previous payments it made to the FCC, might have to reimburse the FCC for the bidding credit it initially was awarded, and might possibly forfeit the licenses. Counsel is reviewing this matter to determine whether, in fact, the new ownership has affected the Company's eligibility for treatment as a very small business and, if so, what remedial measures may be adopted to restore such eligibility.


Note 3 -- PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                December 31,      March 31,
                                                    1998            1998
                                                  ---------       ---------
          Paging equipment                       $1,446,822      $1,619,250
          Computer and other equipment               74,376          47,917
          Leasehold improvements,
          furniture and fixtures                     18,955          18,955
                                                  ---------       ---------
                                                  1,540,153       1,686,122
          Less: Reserve for Writedown
                   of Paging Equipment             (762,894)             --
               Accumulated depreciation            (722,135)       (649,732)
                                                  ---------       ---------
          Net Property and Equipment               $ 55,124      $1,036,390
                                                  =========       =========

     See Note 4 for discussion of reserve for writedown of paging equipment.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 4 -- WRITEDOWN OF PAGING ASSETS

     Due to ongoing losses from operations and a continued working capital deficiency, management determined in the fiscal 1999 third quarter that a dissolution of the paging operations conducted in the TCI subsidiary was necessary. During the quarter, all employment positions at TCI were eliminated and all operations were terminated. There were no severance or benefits obligations associated with the eliminations.

     Due to the working capital deficiency, the Company defaulted under all of its capital leases that financed the acquisition of the majority of the fixed assets used in the paging operations (see Note 6). The Company has received offers for the purchase of some of these fixed assets, however, the offers received were for less than the remaining obligations under the capital leases. There can be no assurances that any such offers will result in a final sale.

     The $1,452,794 writedown of paging assets is comprised of the following:

     1) approximately $763,000 represents the net book value of the fixed assets used in paging operations as any proceeds from a potential sale would be utilized to settle the remaining obligations under the capital leases, and,

     2) approximately $690,000 represents the net book value of intangible assets resulting from TCI's acquisition of GCE in 1996 (see Note 1(A)). The intangible assets were no longer deemed to have any value after the paging operations were ceased.


Note 5 -- NOTES PAYABLE


     (A) NOTES PAYABLE -- FCC

     After applying the effects of the election of the Disaggregation Option as discussed in Note 2, Notes Payable--FCC consist of six 7% 10 year notes aggregating $11,903,490 ($8,842,090 when discounted using the imputed interest rate of 14%--see Note 1(G)). Accrued interest as of December 31, 1998 amounted to $722,678 for a total obligation of $9,564,768 of which $419,871 is current. The notes are payable in quarterly installments of interest only for the first six years and principal plus interest thereafter. The notes are secured by the PCS licenses. As discussed in Note 2, the Company had not made a quarterly interest payment since March 31, 1997 due to an FCC moratorium on quarterly interest payments. The payment of interest was to be resumed on July 31, 1998. The Company deferred the payment due on July 31, 1998. The July 31, 1998 payment in the amount of $341,644 (including a 5% late charge of $16,269) was made on October 27, 1998. The payment of the October 31, 1998 quarterly installment in the amount of $261,201 was deferred and was paid on January 27, 1999 with a 5% late charge. The payment of the January 31, 1999 quarterly installment in the amount of $261,201 was deferred and is due on April 30, 1999 with a 5% late charge.

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

     (2) During the 1998 fiscal third quarter, the Company borrowed $300,000 from one lender and $200,000 from a second lender. The 10% convertible promissory notes are payable one year after the loans together with interest at a 10% annual rate payable semi-annually in cash, or at the Company's option, in shares of Common Stock. The note principal is convertible at the holder's option into shares of Common Stock at a conversion price equal to the lesser of $1.125 per share or a Conversion Formula similar to the Conversion Formula of the Series C Preferred Stock. In accordance with Emerging Issues Task Force ("EITF") Abstract D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature", the Company recorded a debt issue cost and a corresponding increase to additional paid in capital of $506,000, representing the difference between the

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Note 5 -- NOTES PAYABLE (continued)

fair market value of the Company's Common Stock on the date of the loan and the conversion price. The cost was amortized over the original life of the loan. In addition, the Company issued five-year warrants to the lenders exercisable to purchase 100,000 shares of Common Stock for each $100,000 loan (i.e., an aggregate 500,000 shares of Common Stock) at an exercise price per share equal to 120% of the closing bid price for such Common Stock on the trading day immediately preceding the day of a particular loan. In accordance with SFAS No. 123, the Company recorded a debt issue cost and a corresponding increase to additional paid in capital of $1,111,000, representing the fair value of the warrants on the date of grant. The fair value of the warrants were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: the risk free interest rate of 14%, dividend yield of 0.0%, volatility factors of the expected market price of the Corporation's common stock of 203.1% and a weighted-average expected life of the warrants of 5 years. This cost was amortized over the life of the loan.

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

     On October 26, 1998, the holder of $300,000 of principal amount of the notes executed amendments wherein the repayment of principal of $100,000 plus accrued interest from one note was deferred until April 30, 1999 and the repayment of principal of $200,000 plus accrued interest from a second note was deferred until May 13, 1999. The original maturity dates were October 31, 1998 and November 13, 1998, respectively. In addition, the amendments provide that the holder will not convert any of the principal amount or exercise any of the related warrants until the new maturity dates. In consideration for the deferral of the maturity dates and conversion rights, the Company decreased the exercise price of the warrants to $.09375 per share (the closing bid price on the day preceding the date of the amendments). On December 31, 1998, the holder of the two notes totalling $300,000 executed a Debt Exchange Agreement with the Company pursuant to which the principal amount of the notes of $300,000 plus accrued interest of $34,200 was exchanged for 334.2 shares of Series E Preferred Stock (see Note 8(C) for a description of the Series E Preferred Stock). There was no gain or loss recognized for this exchange transaction.

     As of December 31, 1998, $160,000 of principal plus $13,152 of accrued interest was converted into 6,088,816 shares of the Company's Common Stock. On October 26, 1998, the holder of the note with a remaining principal balance of $40,000 executed an amendment wherein the repayment of principal plus accrued interest was deferred until June 4, 1999. The original maturity date was December 4, 1998. In addition, the amendment provides that the holder will not convert any of the principal amount or exercise any of the related warrants until the new maturity date. In consideraton for the deferral of the maturity dates and conversion rights, the company decreased the exercise price of the warrants to $.09375 per share (the closing bid price on the day preceding the date of the amendments). The balance at December 31, 1998 includes accrued interest of $4,259.

Note 6 -- LONG-TERM DEBT

     A summary of long-term debt follows:

                                        Interest      December 31,     March 31,
     Description                          Rate           1998           1998
                                                      ------------    ----------

     Convertible Debentures (a)               8%      $       --      $  593,332
     Installment notes payable
     monthly through August 1999 (b)         12%         113,281         151,300
     Capital leases and notes (c)       Various          534,757         675,237
                                                      ----------      ----------
                                                         648,038       1,419,869
     Less: Current maturities                            648,038         332,524
                                                      ----------      ----------
                                                      $       --      $1,087,345
                                                      ==========      ==========

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Note 6 -- LONG-TERM DEBT (continued)

     (a) In an August 7, 1998 Regulation S Private Placement Offering, the Company issued $4,970,334 principal amount of 8% Cumulative Convertible Debentures (the "Debentures"). The principal amount of the Debentures were convertible into shares of the Company's common stock at the option of the holder, commencing 41 days after issuance, at a price equivalent to a 30% discount from market based upon the five (5) day average daily closing bid price, as reported on NASDAQ, for the five (5) trading days immediately preceding the applicable date of conversion. The Debentures bear interest at the rate of 8% per annum payable on August 7 of each year commencing August 7, 1998. The Debentures were redeemable and callable for conversion under certain circumstances and are due June 30, 2000.

     As of December 31, 1998, all of the Debentures totaling $4,970,334 had been converted into 5,650,829 shares of the Company's common stock.

     (b) In connection with TCI's acquisition of GCE, the Company assumed a $350,000 non-interest bearing note. The outstanding principal amount of this note was $116,667 and $165,278 at December 31 and March 31, 1998, respectively, less unamortized discount (discount is based on an imputed interest rate of 12%) for a net balance of $113,281 (including accrued interest) and $151,300, respectively. Due to the ongoing liquidity problems of the Company, the Company is in default under the terms of this note. See Note 16(C) for discussion of the related lawsuit.

     (c) The obligations under capital leases are collateralized by paging equipment. The interest rates on the capitalized leases and notes range from approximately 10% to 25% and the lease rates are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return. Due to the ongoing liquidity problems of the Company, the Company is in default under all of its capital leases. Due to the defaults, all amounts due under the leases are currently due and payable.

     As discussed in Note 4, the Company is currently negotiating with a potential buyer for a portion of the fixed assets used in paging operations. In conjunction with these negotiations, the Company is in discussions with each of the lessors in an attempt to apply the potential sale proceeds in partial or full settlement of the obligations owed in lieu of tendering the equipment to the lessors under the terms of the leases. At this time, neither the outcome of the negotiations nor the final settlement of the remaining obligations under the leases can be determined.

     Additionally, due to the Company's exit from the two way radio business conducted in its GTA subsidiary (see Note 1(A)), in July 1998, equipment with a book value of approximately $80,000 was returned to the lessor. The Company is currently in litigation with the lessor regarding the residual balance owed. See
Note 15(B) for further discussion of the lawsuit.

Note 7 --  Supplemental  Disclosure Of Loss Per Share
     Basic and Diluted Loss Per Common Share:

                                    Nine Months     Nine Months  Three Months   Three Months
                                       Ended           Ended         Ended          Ended
                                   December 31,    December 31,  December 31,   December 31,
                                       1998            1997          1998           1997
                                   ------------    -----------   ------------   ------------
Income (Loss) Per Common Share:
Before Extraordinary Income        $     (0.40)    $    (3.81)   $     (0.12)   $     (0.63)
Extraordinary Income                        --           0.34             --           0.19
                                   -----------     ----------    -----------    -----------
Net Loss per Common Share          $     (0.40)    $    (3.47)   $     (0.12)   $     (0.44)
                                   ===========     ==========    ===========    ===========

Weighted Average Common Shares
Outstanding                         16,550,041      1,753,457     25,872,077      3,107,380
                                   ===========     ==========    ===========    ===========

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 8 -- PREFERRED STOCK


   (A) SERIES C CONVERTIBLE PREFERRED STOCK

     On December 24, 1997, the Board of Directors of the Company authorized the issuance of a minimum of 20 shares and a maximum of 45 shares of Series C Preferred Stock at the aggregate subscription price of $100,000 per share pursuant to an offer and sale of such Preferred Stock in a Regulation S Private Placement Offering. Holders of the Series C Preferred Stock are entitled to receive a 10% cumulative annual dividend payable semi-annually in cash, or at the Company's option, in shares of the Company's common stock $.60 par value. The Series C Preferred Stock is non-voting and is convertible in whole or in part at any time commencing fifty (50) days after issuance at the election of the holder, into shares of common stock at an initial conversion price equal to a 25% discount from the average closing bid price for the common stock in the over-the-counter market for the five trading days immediately preceding the conversion, said discount thereafter increasing at the rate of 2% per calendar month commencing March 1, 1998 up to a maximum discount of 35% ("the Conversion Formula"). The Company has no ability to force conversion, but 24 months after issuance of the initial Series C Preferred Stock, any outstanding shares will automatically convert into shares of Common Stock based on the Conversion Formula then in effect. The Company paid a placement fee equal to 13% of the gross proceeds to the Placement Agent. The Company issued the maximum 45 shares of Series C Preferred Stock and received proceeds of $3,897,500, net of $602,500 in expenses. In accordance with EITF D-60, the Company recorded an adjustment for the discount on Common Stock available to Preferred shareholders and a corresponding increase to additional paid in capital of $2,423,000, representing the value of the 35% conversion discount offered on the Series C Preferred Stock. This cost is being amortized over the period in which the maximum discount will be realized, commencing with the date of the issuance.

     As of December 31, 1998, 24.25 shares of the Series C Preferred Stock had been converted into 13,135,975 shares of the Company's Common Stock.

     As of December 31, 1998, there were dividends in arrears of $207,500 on the
20.75 shares outstanding of the Series C Preferred Stock.

   (B) SERIES D CONVERTIBLE PREFERRED STOCK

     On November 4, 1998, the Company began a Private Offering the terms of which provide for the subscription of a minimum of 500 and a maximum of 5,000 shares of Series D Preferred Stock, $.01 par value, $1,000 stated value and purchase price per share. Holders of the Series D Preferred Stock are entitled to receive a dividend (provided the Company has either sufficient surplus or net income) at the rate of 10% of the stated value per annum, payable upon conversion in cash, or at the option of the holder, in shares of the Company's Common Stock. The Series D Preferred Stock is non-voting and is convertible, subject to certain quantitative limitations, commencing February 1, 1999 into shares of the Company's Common Stock at a conversion price equal to the lower of
(i) the closing bid price of the Company's Common Stock on the date of issuance of the Series D Preferred Stock, or (ii) 75% of the average closing bid price of the Company's Common Stock for the five trading days immediately preceding the date on which the Company receives a Conversion Notice from a holder of Series D Preferred Stock. The Series D Preferred Stock is subject to redemption by the Company at a redemption price equal to the sum of the stated value and the accrued dividends thereon, multiplied by 133%. The Placement Agent for this offering will be paid a placement fee of 11% and a non-accountable expense allowance of 2% of any offering proceeds received as well as five-year warrants exercisable to purchase 5,000,000 shares of the Company's Common Stock (see Note
10).

     The initial closing occurred on November 6, 1998 pursuant to which 500 shares of the Series D Preferred Stock were issued for $500,000 of which the Company received proceeds of $48,500 after deducting fees and expenses and the repayment of a $374,000 advance received on October 28, 1998. The advance was personally guaranteed by the Company's President & CEO. As consideration for the personal guarantee, the President & CEO was issued with Board of Directors approval, warrants to purchase 1,000,000 shares of the Company's Common Stock (see Note 10).

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 8 -- PREFERRED STOCK (continued)

     A second closing occurred on November 20, 1998 pursuant to which 400 shares of the Series D Preferred Stock were issued for $400,000 of which the Company received proceeds of $291,000 after deducting fees and expenses and the repayment of a $37,000 advance.


     (C) SERIES E CONVERTIBLE PREFERRED STOCK

     In December 1998, in order to facilitate the exchange and cancellation of 10% convertible promissory notes, the Board of Directors of the Company authorized the issuance of 350 shares of Series E Preferred Stock, $.01 par value, $1,000 stated value and purchase price per share. On December 31, 1998,
334.2 shares of Series E Preferred Stock were issued in exchange for the cancellation of $334,200 of principal plus accrued interest of two 10% convertible promissory notes (see Note 5(B) (2)). The holder of the Series E Preferred Stock is entitled to receive a dividend (provided the Company has either sufficient surplus or net income) at the rate of 10% of the stated value per annum, payable upon conversion in cash, or at the option of the holder, in shares of the Company's Common Stock. The Series E Preferred Stock is non-voting and is convertible, subject to certain quantitative limitations, commencing May 19, 1999 into shares of the Company's Common Stock at a conversion price equal to the lower of (i) $1.125 per share, or (ii) 65% of the average closing bid price of the Company's Common Stock for the 5 trading days immediately preceding the date on which the Company receives a Conversion Notice. The Series E Preferred Stock is subject to redemption by the Company at a redemption price equal to the sum of the stated value and all accrued dividends thereon.

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

NOTE 10 -- STOCK OPTIONS AND WARRANTS

Stock Options

     On October 30, 1997, the Board of Directors of the Company (the "Board"), subject to shareholder approval, adopted the October 30, 1997 Stock Option Plan (the "1997 Plan"). The aggregate number and class of shares that may be the subject of options granted pursuant to the 1997 Plan is 1,000,000 shares of Common Stock, $.60 par value, of the Company. The options to be granted may, at the discretion of the Company, be designated to be options which will qualify for incentive stock option treatment ("ISO's) under the Internal Revenue Code of 1986, as amended (the "Code") or options which will not so qualify
("Non-ISO's").   Officers,  directors  and  key  employees  of  the

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10 -- STOCK OPTIONS AND WARRANTS (continued)

Company or subsidiaries of the Company, as determined by the Board, shall be eligible to receive options under the 1997 Plan. The exercise price for the Shares purchasable under ISOs granted pursuant to the 1997 Plan shall not be less than 100%, or, in the case of an ISO granted to a Ten Percent Shareholder, 110%, of the fair market value per share of the Shares subject to the ISO under the plan at the Date of Grant, as determined by the Board. Under the 1997 Plan, the Board shall have absolute discretion in determining the period during which, the rate at which, and the terms and conditions upon which any option granted may be exercised. Except as set forth in the 1997 Plan, ISOs shall terminate upon the date of voluntary or involuntary termination of employment regardless of the expiration date specified in such ISO. No option granted under the Plan may be sold, pledged, assigned or transferred in any manner except to the extent that options may be exercised by an executor or administrator upon the death of the holder. On November 23, 1998, the Board consented to an increase in the aggregate number of shares that may be the subject of options granted pursuant to the 1997 Plan to 2,000,000 shares. This proposed increase in shares available unde the 1997 Plan is subject to shareholder approval.

     The 1997 Plan and any options granted pursuant to the 1997 Plan prior to May 28, 1998 received approval of the shareholders at the special meeting in lieu of an annual meeting held on May 28, 1998.

     Non-ISO's issued and outstanding at December 31, 1998 are as follows:

                                       Shares     Exercise  Price  Expiration
                                      Issuable       Per Share        Date
                                      --------    ---------------  ----------
Non ISO's Issued to
President and CEO in October 1997      300,000          (a)          9/2007
Non ISO's Issued to
Directors in October 1997              145,000          (b)           (b)
Non ISO's issued to former Director
and employee                           230,000         $2.25         9/2002
                                       -------
Total                                  675,000
                                       =======

     (a) The exercise prices for the 300,000 shares granted to the President and CEO on 10/30/97 are originally as follows: 100,000 with an exercise price of the mean between closing bid and closing asked prices on 10/30/97; 100,000 at $1.75 per share; 100,000 at $2.00 per share. In November 1998, the Board reduced the exercise price of all 300,000 options to $.3125 per share. The term of all options is ten years.

     (b) The original exercise prices and the terms for the 145,000 options are as follows: (i) five-year non-qualified options to purchase 100,000 shares at the closing mean price for the common stock on 10/30/97; 1/3 immediately exercisable, 1/3 commencing 11/1/98 and 1/3 commencing 11/1/99; and (ii) five-year non-qualified options, exercisable to purchase 45,000 shares at the closing mean price for the common stock on 10/30/97. In November 1998, the Board reduced the exercise price of all 145,000 options to $.3125 per share.

     ISO's issued and outstanding at December 31, 1998 are as follows:

                                       Shares     Exercise Price   Expiration
                                      Issuable       Per Share        Date
                                      --------    ---------------  ----------
ISO's issued to President
& CEO in October 1997                  200,000          (c)            (c)
ISO's issued to Secretary,
Executive VP and CFO                   100,000          (d)          12/2002
ISO's issued to Other
Key Employees                           50,000          (d)          1/2003
                                       -------
    Total                              350,000
                                       =======

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10 -- STOCK OPTIONS AND WARRANTS (continued)

     (c) The original exercise prices for the 200,000 shares issued to the President & CEO in October 1997 are as follows: (i) 68,817 shares purchasable upon exercise of incentive stock options at an exercise price of $1.453125; (ii) 131,183 shares purchasable upon exercise of incentive stock options at an exercise price of $1.453125 per share, which options are first exercisable in 1999 (68,817 shares) and in 2000 (62,366 shares). In November 1998, the Board reduced the exercise price of all 200,000 options to $.3125 per share.

     (d) The original exercise prices equaled the mean between the closing bid and the closing asked prices for the Company's common stock in the over-the-counter market on the grant date. In November 1998, the Board reduced the exercise price to $.3125 per share.

     On July 31, 1998, the Board approved the issuance to certain key employees options to purchase an aggregate of 100,000 shares of the Company's Common Stock at an original exercise price of $.75 per share that was subsequently reduced by the Board in November 1998 to an exercise price of $.3125 per share. On December 11, 1998, the Board approved the issuance of additional options to purchase an aggregate of 787,000 shares of the Company's Common Stock at an exercise price of $.375 per share. The additional option grants were as follows: 275,000 to the President & CEO, 250,000 to the Executive VP and CFO, 250,000 to non-officer Directors, and 12,000 to certain key employees. As of December 31, 1998, options to purchase only 55,000 shares were available for grant under the 1997 Plan. The additional 832,000 shares to be issued are subject to shareholder approval of the Board's proposed increase in the number of shares authorized under the 1997 plan.

     In July 1998, the Company granted 100,000 options to purchase the Company's Common Stock at an exercise price of $.375 per share (the closing bid price on the date of related marketing service agreement) to a public relations and direct marketing advertising firm as consideration for the public relations firms services in publicizing the Company to brokers, prospective investors and shareholders.

     Options outstanding are summarized as follows:

                                              Nine Months
                                                 Ended            Year Ended
                                           December 31, 1998    March 31, 1998
                                           -----------------    --------------
Options Outstanding at Beginning of Period      1,025,000             80,000
Options Granted                                   100,000          1,548,077(a)
Options Expired                                        --                 --
Options Exercised                                      --           (523,077)
Options Transferred                                    --                 --
Options Cancelled                                      --            (80,000)
                                             ------------         ----------
Options Outstanding at End of Period            1,125,000          1,025,000
                                             ============         ==========
Exercise Price per Share                     $.3125-$2.25         $.62-$2.29
Fair Value of Options Granted                       $1.66              $1.66

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

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10 -- STOCK OPTIONS AND WARRANTS (continued)

     The fair market value of the options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respective: risk-free interest rates of 14%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 203% and an expected life equaling the warrants exercise periods.

Warrants

     As of December 31, 1998, there were Class A warrants that expire on May 12, 1999 to purchase 570,415 shares of the Company's Common Stock at an exercise price of $2.25 per share.

     As  of  December  31,  1998,  there  are  five-year  warrants   outstanding
exercisable to purchase 500,000 shares of Common Stock that were issued in connection with a lending transaction as discussed more fully in Note 5(B)(2).

     As of December 31, 1998, there were ten year warrants outstanding, with full registraton rights, exercisable to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.09375 per share that were issued to the Company's President and CEO as consideration for a personal guarantee of $374,000 advance received by the Company (see Note 8(B)).

     As of December 31, 1998, there were five-year warrants outstanding exercisable to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $.17182 per share (110% of the closing bid price for the day immediately preceding the initial closing of the sale of Series D Preferred Stock) that were issued to the Placement Agent as compensation for the closing of the sale of Series D Preferred Stock (See Note 8 (B)).

NOTE 11 --  OPERATING LEASE

     On December 8, 1997, the Company entered into a five year operating lease expiring December 31, 2002 for 1,500 square feet of office space in Melville, Long Island, New York. Minimum future rental payments under this operating lease, including electric is $35,735 per annum.

NOTE 12 -- DELISTING FROM NASDAQ STOCK MARKET

     In response to a notice that its common stock would be delisted from trading on the NASDAQ Small Cap Market due to failure to maintain a minimum $1.00 bid price in the over-the-counter market, in September 1998, the Company's Board of Directors approved a 1 for 8 reverse stock split of its common stock subject to stockholder approval. A special stockholder meeting was to be held on October 15, 1998 to consider the proposed reverse stock split. In October 1998, the Company announced that the stockholder meeting date was being postponed.

     The Company requested a hearing with NASDAQ to discuss the continued listing of the Company's Common Stock on the NASDAQ Small Cap Market. The hearing was held on October 29, 1998. On January 4, 1999, NASDAQ elected to delist the Company's securities from the Nasdaq Small Cap market because, due to the absence of additional financing, Nasdaq lacked confidence in the Company's ability to achieve and sustain long term compliance with the net tangible assets requirement of Nasdaq. Upon the successful closing of the proposed transactions more fully discussed in Notes 13 and 16(A), the Company will apply for reinstatement on the Nasdaq Stock Market.

NOTE 13 -- BUSINESS PLAN AND LIQUIDITY

     The Company's wholly owned subsidiary, PCN, is currently seeking to raise funds, which may include the issuance of equity securities, necessary to build out a wireless communications network, thus utilizing the Company's six PCS licenses in Vermont, Maine and a portion of upstate New York, with certain overlap in Pennsylvania and New Hampshire. On October 21, 1998, the Company received a commitment for a $16 million term loan facility from a PCS equipment vendor. The commitment is subject to, among other conditions, the Company obtaining binding commitments for equity contributions and/or subordinated debt in the amount of at least $16 million. The

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13 -- BUSINESS PLAN AND LIQUIDITY (continued)

original commitment expired on December 15, 1998, however, the commitment was extended until February 26, 1999. The Company has requested an additional extension to April 30, 1999 to coincide with the closing of the proposed investment of $16.0 million more fully discussed in Note 16(A). There can be no assurance that the Company will be able to secure financing sufficient to cover the cost associated with the system build out, its operations and the FCC licenses.

     In January 1999, the Company signed a letter of intent with a potential investor that reflects the intention of the potential investor to purchase 80% of the Common Stock of the Company for $16,000,000 and provide a working capital loan for $1,000,000. See Note 16(A) for further discussions of the proposed transaction.

     See Note 2 for further discussion of debt reduction resulting from the Company's election of the Disaggregation Option. Based on management's continuing negotiations for vendor and other third party financing, election of the Disaggregation Option as discussed in Note 2 should enhance PCN's ability to secure such financing.

     In July 1998, management made the decision to discontinue reselling paging airtime for Skytel, a nationwide paging carrier, and focus its sales efforts on adding direct subscribers and resellers to the Company's 900 MHz Glenayre paging system. In connection with this decision, management entered into a settlement agreement effective July 1, 1998 with Skytel. Pursuant to the terms of the settlement agreement, the Company paid Skytel approximately $98,000 and tendered its Skytel customer base and the corresponding accounts receivable to Skytel, who will assume all future billing, collections and customer service. Skytel will apply 25% of all future cash collections from the transferred customer base against the remaining balance due to Skytel after payments made under the Settlement Agreement. Once the balance due to Skytel of approximately $194,000 (after applying the $98,000 payment discussed above) has reached $75,000, Skytel will release the Company from any further obligations under the Settlement Agreement. As of December 31, 1998, the balance due to Skytel was approximately $130,000.

     On March 16, 1998, TCI, the Company's wholly owned paging subsidiary, entered into a Management Service Agreement with Paging Source of New York ("PSNY"). Under this Agreement, PSNY was to, among other things, perform billing, customer service and other management services for a monthly fee. As a result of PSNY's subsequent breach of this Agreement, TCI has internalized the management of paging operations. In response to this, TCI purchased new billing software, hired a general manager, director of sales and several customer service representatives and billing personnel. However, due to continued losses from operations and a working capital deficiency and managements inability to raise the funds necessary to continue operations until such time that said paging operations could become cash flow positive, management determined in the fiscal 1999 third quarter that a dissolution of the paging operations was necessary. See Note 4 for further discussion.

     The Company's financial statements for the three months ended December 31, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has continued to incur net losses with a net loss of $6,615,568 for the nine months ended December 31, 1998. The Company had a working capital deficiency of $3,457,113 at December 31, 1998 and its cash used by operations during the nine months ended December 31, 1998 was $2,022,823. If cash flows from operations were assumed to be the same for the fiscal year 1999 as 1998, the Company would continue to have a working capital deficiency. Recognizing that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources, management has retained a public relations firm and certain other independent consultants to assist it in identifying entities interested in its business. However, no assurances can be given that the efforts of the Company or that of its consultants will be successful in raising additional capital. Furthermore, there can be no assurance, assuming the Company raises additional funds, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, the Company may be required to seek bankruptcy protection from its creditors.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14 -- CONTINGENT LIABILITIES

     (A) On July 31, 1998, the Company (by order of the board of directors) entered into an amended and restated employment agreement with the president. The term of the agreement is for five years commencing on November 1, 1997 and expiring October 31, 2002 with compensation of approximately $975,000 over the five-year term. On July 31, 1998, the Company (by order of the board of directors) entered into an amended and restated employment agreement with the chief financial officer. The term of the agreement is for five years commencing on January 2, 1998 and expiring on January 1, 2003 with compensation of approximately $815,000 over the five-year term.

     (B) On October 16, 1998, the Company entered into a purchase and sale contract for an 8,000 square foot switching and customer care facility located in South Burlington, Vermont. The total purchase price of the building was $550,000 of which a down payment of $80,000 was made which is reflected in Other Assets. Closing is scheduled on or before May 3, 1999 and, until such time, the Company is leasing the facility on a month to month basis.


NOTE 15 -- PENDING LITIGATION

     (A) On or about October 15, 1997, the Company was served with a Summons in an action entitled: Motorola, Inc., Plaintiff, v. Electronics Communications Corp., Defendant, in the Superior Court of New Jersey Law Division: Union County Special Civil Part. Motorola claims the Company owes it approximately $106,000 including interest for merchandise, consisting of various pager parts and equipment, restocking fees of approximately $13,100, and attorneys' fees. On or about May 15, 1998, Motorola filed a Motion for Summary Judgment with the
Superior Court of New Jersey Law Division, Essex County. On June 19, 1998, Motorola's motion for summary judgement was denied. In October 1998, the Company executed a Stipulation of Settlement with Motorola in settlement of the lawsuit, which required the Company to pay $126,500 to Motorola by November 15, 1998. As a result of the Company not making the settlement payment of $126,500 on November 15, 1998, Motorola sought and received an Order of Judgement for $126,500 and is seeking a judgment for an as yet undetermined amount for its claim for lost profits. The "lost profits" claim asserts that due to the Company's failure to purchase certain equipment, Motorola sustained lost profits of approximately $1.2 million. The Company will seek to defend against the claim. Pursuant to the Stipulation of Settlement, the Company has the right to pay Motorola the sum of $131,500 in full satisfaction of its obligations under the Stipulation of Settlement at any time prior to entry of judgement on Motorola's loss profits claim.

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

     (C) In November 1998, the Company was served a summons wherein Nitas, Inc. and Irwin Satin ("Plaintiff") filed suit against the Company, TCI, and certain former and current officers and directors of the Company. The lawsuit seeks to recover the amounts due under a promissory note (see Note 6(b)) under which the Company is currently in default, amounts due under the Purchase and Sale Agreement for GCE (see Note 5(B)(1)), and attorney's fees and cost of suit. The plaintiff is seeking to recover approximately $500,000 in total. At this time management is attempting to settle this matter, however, management cannot make a determination as to the outcome of this lawsuit or the settlement negotiations.

     (D) In December 1998, the Company was served a summons wherein Signius Corp. (d/b/a 5by5 Communications) ("Plaintiff") filed suit against TCI for breach of a contract wherein the Plaintiff provided certain paging service to TCI. The lawsuit seeks to recover amounts due under the contract of approximately $67,000, and attorney's fees and cost of suit. The amount due under the contract is currently reflected in the Company's accounts payable. At this time management cannot make a determination as to the outcome of this lawsuit.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15 -- PENDING LITIGATION (continued)

     (E) On January 20, 1999, counsel for an 8% convertible debenture holder, filed suit against the Company in the United States District Court for the Northern District of Illinois alleging that the Company is in breach of contract with respect to the debenture agreement. As such, the debenture holder alleges that they are entitled to relief in an amount equaling $1,000 for each day that has passed since June 18, 1998 and approximately 181,000 additional shares of the Company's Common Stock. The Company is currently contemplating its defenses in this matter, however, at this time, management cannot make a determination as to the outcome of this lawsuit.

     (F) On February 10, 1999, the Company received notice of a Demand for Arbitration filed with the American Arbitration Association by claimant Robert
P. DePalo, former director of the Company. The dispute arises out a consulting contract entered into by Mr. DePalo and the Company on February 1, 1998. Mr. DePalo seeks damages in the amount of $106,250, the balance of payments remaining under the contract. It is the position of management that Mr. DePalo breached his obligations under the contract and that no additional amounts are due or owing to Mr. DePalo. Furthermore, the Company will file a counter-claim in the amount of approximately $25,000. There can be no assurances made with respect to the Company's success in this matter.

     (G) On February 5, 1999, Spacecom Systems, Inc. filed a complaint against the Company for breach of contract seeking damages in an amount not less than $19,402.99, plus the aggregate amount of the monthly payments due under the terms of the Agreement through January 1, 2008. It is management's position that this case should be dismissed as Spacecom's contract is with Electrocom Wireless, Inc. and not Northeast Digital Networks, Inc. As Spacecom has improperly named the Company in the suit, the Company has requested the court to dismiss all charges against it. Management cannot determine at this time whether the court will grant the Company's request to dismiss the suit or enter a default judgement against the Company. Furthermore, even if the Court were to dismiss all charges against the Company, it is unknown whether Spacecom will seek to recover damages against Electrocom Wireless, Inc., individually.

NOTE 16 -- SUBSEQUENT EVENTS

     (A) In January 1999, the Company signed a letter of intent with a potential investor whereby said investor will invest $16.0 million in cash and provide the Company with a $1.0 million working capital loan in exchange for newly issued shares of the Company's Common Stock that will represent 80% of the Company's issued and outstanding Common Stock after such purchase, calculated after giving effect to all warrants, options and convertible securities or other rights to acquire stock on a fully exercised or converted basis, assuming the maximum shares possible upon exercise or conversion. The Company and the potential investor are in the process of preparing a more definitive agreement. The closing of the proposed transaction is subject to, among other things, approval by the FCC. The Company will also seek shareholder approval of the transaction.

     Upon closing of the proposed transaction, proceeds received will be used in conjunction with the $16.0 million term loan facility more fully discussed in
Note 13 to develop a PCS network that will utilize the PCS licenses held in the Company's PCN subsidiary.

     (B) In January and February 1999, the Company received loans totaling $400,000 that were used for the January 27, 1999 quarterly installment payment for the FCC Notes Payable and for working capital. The loans are payable on demand and bear interest at a rate of 8%.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

The Company through its PCN subsidiary, is licensed by the FCC to provide wireless telecommunications services, which include the ability to deliver traditional telephony along with new digital technologies that allow fax, internet, e-mail and short message services (e.g., sports scores, weather, stock quotes, etc). PCN's personal communication services ("PCS") licenses cover nearly contiguous markets in Vermont, Maine and a small portion of Northern New Hampshire, as well as a small market in Upstate New York that extends into Pennsylvania. PCN's six Basic Trading Areas ("BTA") cover approximately 1.5 million potential subscribers ("POPs"). The Company is currently in the engineering and design phase for the build out of a wireless mobile communications network utilizing GSM as its technology platform. PCN is also licensed to provide local and long distance services in Vermont, Maine and New York and may incorporate such services through "bundling," upon completion of its PCS network. As discussed in Note 13, the Company's ability to complete the construction of the PCS network is contingent upon the Company raising the necessary capital.

The Company, through its TCI subsidiary, had operated a state of the art digital 900MHz Glenyre satellite-based Flex paging system, which covered the New York Metropolitan area and New Jersey. As discussed in Notes 4 and 13, the Company exited from its paging operations.

Results of Operations

Three and Nine Months Ended December 31, 1998 Compared To Three and Nine Months Ended December 31, 1997

Paging and Two Way Radio revenues decreased $546,313 or 92% for the three months ended December 31, 1998 compared to the three months ended December 31, 1997.

Total revenues decreased $1,719,896 or 79% for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997. Paging and Two Way Radio revenues decreased $1,287,854 or 74% for that same nine month comparative period. There were no Commissions or Electronics revenues for the nine months ended December 31, 1998 compared to $422,428 and $9,614, respectively, for the nine months ended December 31, 1997. The Company attributes the decrease in Electronics revenues to its exit from the distribution of consumer electronics, which was conducted at the Company's wholly owned subsidiary, FTD. FTD was engaged in the wholesale distribution of cellular telephones, related accessories and other electronic products.

The Commissions revenue decrease for the nine month comparative period was due to the Company ceasing activations of cellular phones which was primarily due to the loss of the Company's Master Agent Agreement with NYNEX Mobile Communications, Inc. ("NYNEX") and Bell Atlantic Mobile, Communications, Inc. ("BAM"). On May 15, 1997, the Company entered into a Settlement & Separation
Agreement (the "Settlement Agreement") whereby the Company severed its agency relationship with NYNEX and BAM with respect to the solicitation of cellular activations. The contract with NYNEX and BAM was the Company's largest source of commission income. As a result of the Settlement Agreement, the Company's inability to establish a profitable relationship with another cellular carrier, a lack of available resources and continuing losses, the Company ceased cellular phone activations. This resulted in a related decrease in cost of sales of $275,562 for the nine month comparative period.

The decrease of Paging and Two Way Radio revenues for both the three and nine month comparative periods was due to management's redirecting of the Company's resources towards the restructuring of the Company and its subsidiaries in the third and fourth quarter of fiscal 1998, thus requiring a significant reduction of sales and marketing personnel. The restructuring included a highly focused effort to raise additional capital in order to settle numerous obligations of the Company and its subsidiaries and re-position the Company and its PCN subsidiary for entry into the personal communications service business, including the preparation of a business plan for PCN and requests for proposals that were sent to various vendors of GSM equipment. This redirection of resources coupled with

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES



continuing losses from operations, the Company's inability to raise additional capital for the paging operations and a working capital deficiency resulted in the Company's exit from its paging operations as further discussed in Notes 4 and 13. There was a corresponding decrease in Paging and Two Way Radio cost of sales of $279,525 or 79% for the three month comparative period and $662,382 or 61% for the nine month comparative period.

Selling, General and Administrative Expenses ("SGA") for the three months ended December 31, 1998 was $861,534 compared to $1,274,830 for the three months ended December 31, 1997, a decrease of $413,296 or 32%. SGA for the nine months ended December 31, 1998 was $2,927,544 compared to $4,576,120 for the nine months ended December 31, 1997, a decrease of $1,648,576 or 36%. This was principally attributable to the Company's restructuring and the resulting significant reduction in sales and marketing personnel, somewhat offset by expenses incurred due to the Company's refocusing of its efforts towards the build-out of its PCS licenses and provision of digital wireless services and the initial engineering and design of the proposed PCS network.

Interest expense was $637,458 for the three months ended December 31, 1998 compared to $883,955 for the three months ended December 31, 1997 and $2,293,049 for the nine months ended December 31, 1998 compared to $2,497,499 for the nine months ended September 30, 1997. The decrease in interest expense for the three month comparative period is primarily attributable to the decrease of non-cash amortization of finance charges. For the nine month comparative period, total interest expense was virtually unchanged as the non-cash finance charges associated with the 8% convertible debentures for the nine month period in 1997 is somewhat offset by the amortization of deferred finance charges associated with the $500,000 10% promissory notes (see Note 5(B)(2)) and the Company's Series C Preferred Stock (see Note 8) for the nine month period in 1998.

Other Income (Expense) for the three and nine months ended December 31, 1998, includes a Loss on Writedown of Paging Assets of $1,452,794 resulting from the Company's exit from paging operations as further discussed in Notes 4 and 13. The three and nine month periods ended December 31, 1997 includes Extraordinary Income of $599,146 resulting from the negotiated settlement of certain trade accounts payable.

Net Loss for the three months ended December 31, 1998 was $2,977,439 compared to $1,353,467 for the three months ended December 31, 1997 and $6,615,568 for the nine months ended December 31, 1998 compared to $6,076,012 for the nine months ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Since its formation through December 31, 1998, the Company has financed its operations and met its capital requirements primarily through the use of its cash flow from capital investments, including the issuance of convertible notes and debentures and convertible preferred stock.

The Company had a working capital deficiency of $3,457,113 as of December 31, 1998.

Net cash used by operating activities for the three months ended December 31, 1998 was $567,329 compared to $1,719,344 for the three months ended December 31, 1997 and $2,022,823 for the nine months ended December 31, 1998 compared to $3,404,070 for the nine months ended December 31, 1997.

Net cash used by investing activities for the three months ended December 31, 1998 was $0 compared to $1,066,470 for the three months ended December 31, 1997 and net cash used by investing activities for the nine months ended December 31, 1998 was $49,589 compared to net cash provided by financing activities of $13,442 for the nine months ended December 31, 1997.

Net cash provided by financing activities for the three months ended December 31, 1998 was $467,625 compared to $2,164,888 for the three months ended December 31, 1997. Net cash provided by financing activities for the nine months ended December 31, 1998 was $342,777 compared to $4,981,747 for the nine months ended December 31, 1997.

                        NORTHEAST DIGITAL NETWORKS, INC.

          (FORMERLY ELECTRONICS COMMUNICATIONS CORP.) AND SUBSIDIARIES


The Company's financial statements for the three months ended December 31, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has continued to incur net losses with a net loss of $6,615,568 for the nine months ended December 31, 1998. The Company had a working capital deficiency of $3,457,113 at December 31, 1998 and its cash used by operations during the nine months ended December 31, 1998 was $2,022,823. If cash flows from operations were assumed to be the same for the fiscal year 1999 as 1998, the Company would continue to have a working capital deficiency. Recognizing that the Company must generate additional resources or consider modifying operations to enable it to continue operations with available resources, management has retained a public relations firm and certain other independent consultants to assist it in taking steps to minimize this cash shortfall and to assist it in identifying entities interested in its business.

Although the Company, was able to raise $400,000 of working capital loans in January and February 1999 as discussed in Note 16(B), no assurances can be given that the efforts of the Company or that of its consultants will continue to be successful in raising additional capital. Furthermore, there can be no assurance, assuming the Company raises additional funds, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, the Company may be required to seek bankruptcy protection from its creditors.

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

                                     PART II


                                OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company incorporates herein the information set forth in Note 15 to the Financial Statements of this report.

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

DATED: February 19, 1999

                         NORTHEAST DIGITAL NETWORKS, INC.
                         (formerly ELECTRONICS COMMUNICATIONS CORP.)



                         By: /s/ Joseph A. Rosio
                         -------------------------------------------------------
                         Joseph A. Rosio, President, Principal Executive Officer

                         By: /s/ Christopher J. Garcia
                         -------------------------------------------------------
                         Christopher J. Garcia, Treasurer, Principal Financial and Accounting Officer